Form 10-K
period 2025-12-31
NISOURCE INC.
filed 2026-02-11
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
(614) 460-6000
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrants included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240. 10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the registrant's common stock, par value $0.01 per share (the "Common Stock") held by non-affiliates was approximately $18,966,136,571 based upon the June 30, 2025, closing price of $40.34 on the New York Stock Exchange.
There were 478,533,171 shares of Common Stock outstanding as of February 4, 2026.

Documents Incorporated by Reference
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 11, 2026.

DEFINED TERMS

The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates (not exhaustive)
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
GenCo	NIPSCO Generation LLC
Generation Holdings I	Generation Holdings I LLC
Generation Holdings II	Generation Holdings II LLC
NIPSCO	Northern Indiana Public Service Company LLC
NIPSCO Holdings I	NIPSCO Holdings I LLC
NIPSCO Holdings II	NIPSCO Holdings II LLC
NiSource ("we," "us" or "our")	NiSource Inc.
Rosewater	Rosewater Wind Generation LLC and its wholly owned subsidiary, Rosewater Wind Farm LLC
Indiana Crossroads Solar	Indiana Crossroads Solar Generation LLC and its wholly owned subsidiary, Meadow Lake Solar Park LLC
Indiana Crossroads Wind	Indiana Crossroads Wind Generation LLC and its wholly owned subsidiary, Indiana Crossroads Wind Farm LLC
Dunn's Bridge I	Dunn's Bridge I Solar Generation LLC and its wholly owned subsidiary, Dunns Bridge Solar Center, LLC
Gibson	Gibson Solar LLC
Fairbanks	Fairbanks Solar Energy Center LLC

Abbreviations and Other
AFUDC	Allowance for funds used during construction
ADS	Amazon Data Services, Inc.
ADS Contract	NIPSCO agreement to provide electricity to ADS’ data centers
Amended LLC Agreement	Third Amended and Restated Limited Liability Company Agreement of NIPSCO Holdings II
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
BIP	BIP Blue Buyer L.L.C
BIP Blue Buyer VCOC L.L.C	BIP Blue Buyer VCOC L.L.C., a Delaware limited liability company and also an affiliate of Blackstone
BIP Orion Holdco L.P.	BIP Orion Holdco L.P., a Delaware limited liability company and also an affiliate of Blackstone
BIP Orion Holdco II L.P.	BIP Orion Holdco II L.P., a Delaware limited liability company and also an affiliate of Blackstone
Blackstone	Blackstone Infrastructure Partners L.P.
Blackstone Investor
BIP Orion Holdco L.P. and BIP Orion Holdco II L.P. affiliates of Blackstone (GenCo Minority Interest Transaction) and Blackstone Infrastructure Partners, affiliates of Blackstone (NIPSCO Minority Interest Transaction)

BTA	Build-transfer agreement
Cavalry	Cavalry Solar Generation Center

DEFINED TERMS
CCGT	Combined Cycle Gas Turbine
CCRs	Coal Combustion Residuals
CEO	Chief Executive Officer
CEP	Ohio Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CFO	Chief Financial Officer
CISA	Certified Information Systems Auditor
CISO	Chief Information Security Officer
CISSP	Certified Information Systems Security Professional
CODM	Chief Operating Decision Maker
Columbia Operations	Reportable segment comprised of the results of NiSource Gas Distribution company, including all of its Columbia Gas distribution companies and related subsidiaries
Contract Assets	Generation assets and related transmission infrastructure to be developed in connection with the ADS Contract
Corporate Units	Series A Corporate Units
CPCN	Certificate of Public Convenience and Necessity
CRISC	Certified in Risk and Information Systems Control
C&HC Committee	Compensation and Human Capital Committee
DSIC	Distribution System Improvement Charge
DSM	Demand Side Management
Dunn's Bridge II	Dunn's Bridge II Solar Generation
EPA	United States Environmental Protection Agency
EPC	Engineering, procurement, and construction
EPC Contracts	Engineering, procurement, and construction contracts
EPS	Earnings per share
Equity Units	Series A Equity Units
ERP	Enterprise Resource Planning
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMCA	Federally Mandated Cost Adjustment
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GCT	Generation Cost Tracker
GenCo Minority Interest Transaction
A transaction between NiSource, Generation Holdings II (sole owner of GenCo) and Blackstone Investor pursuant to a purchase and sale agreement entered into in October 2025, that offered equity interests in Generation Holdings II in exchange for capital contributions by the parties.

Generation Holdings II LLC Agreement	Amended and Restated Limited Liability Company Agreement of Generation Holdings II
Generation Assets	Power generations facilities and battery storage to be developed in connection with the ADS Contract
GHG	Greenhouse gases
GWh	Gigawatt hours
HLBV	Hypothetical Liquidation at Book Value
IRA	Inflation Reduction Act

DEFINED TERMS
IRP	Infrastructure Replacement Program
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
JV	Joint Venture
LDCs	Local distribution companies
LIFO	Last-in, first-out
LIHEAP	Low Income Heating Energy Assistance Programs
Massachusetts Business	All of the assets sold to, and liabilities assumed by, Eversource Energy pursuant to the applicable asset purchase agreement
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWh	Megawatt hours
NERC CIP	North American Electric Reliability Corporation Critical Infrastructure Protection
NIPSCO Electric	The electric generation and transmission activities of the NIPSCO Operations reportable segment
NIPSCO Gas	The gas distribution activities of the NIPSCO Operations reportable segment
NIPSCO Holdings II LLC Agreement	Amended and Restated Limited Liability Company Agreement of NIPSCO Holdings II
NIPSCO Minority Interest Transaction
A transaction between NiSource, NIPSCO Holdings II (sole owner of NIPSCO) and an affiliate of Blackstone pursuant to a purchase and sale agreement entered into on June 17, 2023, that offered equity interests in NIPSCO Holdings II in exchange for capital contributions by the parties.

NIPSCO Operations	Reportable segment comprised of the results of NIPSCO Holdings I, NIPSCO Holdings II, and NIPSCO and all related subsidiaries
NYMEX	The New York Mercantile Exchange
OPEB	Other Postemployment Benefits
PCB	Polychlorinated biphenyls
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Power Purchase Agreement
PUCO	Public Utilities Commission of Ohio
ROE	Return on Equity
RNG	Renewable Natural Gas
ROU	Right of Use
SAVE	Steps to Advance Virginia's Energy Plan
Scope 1 GHG Emissions	Direct emissions from sources owned or controlled by us (e.g., emissions from our combustion of fuel, vehicles, and process emissions and fugitive emissions)
Scope 2 GHG Emissions	Indirect emissions from sources owned or controlled by us
SEC	Securities and Exchange Commission
SMRP	Safety Modification and Replacement Program
SMS	Safety Management System
STRIDE	Strategic Infrastructure Development and Enhancement
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)

DEFINED TERMS
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TSA	Transportation Security Administration
Templeton	Templeton Wind Energy Center
VIE	Variable Interest Entity
WAM	Work and Asset Management enterprise resourcing system
Note regarding forward-looking statements
This Annual Report on Form 10-K contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements concerning our plans, strategies, objectives, expected performance, planned expenditures, recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are not statements of historical fact. Expressions of future goals and expectations and similar expressions reflecting something other than historical fact, including "may," "will," "should," "could," "would," "aims," "seeks," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," "forecast," and "continue," are intended to identify forward-looking statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially. Investors and prospective investors should understand that many factors impact whether any forward-looking statement contained herein will, or can be, realized. Any one of those factors could cause actual results to differ materially from those projected.

Factors that could cause actual results to differ materially from those projected in any forward-looking statement discussed in this Annual Report on Form 10-K include, among other things:
•our ability to execute our business plan or growth strategy, including utility infrastructure investments, or business opportunities;
•our ability to manage data center growth in our service territories;
•potential incidents and other operating risks associated with our business;
•our ability to work successfully with our JV partners;
•our ability to construct, develop and place into service the Contract Assets and any other generation or transmission assets we develop to support future data center contracts on time or at all and consistent with initial cost estimates, as well as the performance of such assets once constructed and placed into service;
•our ability to obtain the significant additional financing required to construct the Contract Assets and any other generation or transmission assets we develop to support future data center contracts on favorable terms, if at all;
•our ability to recover our investments and realize our expected return under the ADS Contract and any future data center contracts that we enter into;
•our ability to maintain our investment grade credit ratings as we finance and pursue our data center strategy, including our performance under the ADS Contract and any future data center contracts that we enter into;
•ADS’ performance under the ADS Contract and the performance of our customers under any future data center contracts;
•any decision by ADS to terminate or reduce the committed capacity under the ADS Contract or any decision by any customer under any future data center contract to terminate or reduce the committed capacity under the contract;
•potential changes in the MISO accreditation treatment of capacity resources;
•our ability to adapt to, and manage costs related to, advances in technology, including alternative energy sources and changes in related laws and regulations;
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
•our ability to attract, retain or re-skill a qualified, workforce and maintain good labor relations;
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
•regulation and the impact of regulatory rate reviews;
•our ability to obtain expected financial or regulatory outcomes;
•potential cybersecurity attacks or security breaches;
•increased requirements and costs related to cybersecurity;
•any damage to our reputation;
•the impacts of natural disasters, potential terrorist attacks or other catastrophic events;
•the physical impacts of climate change and the transition to a lower carbon future;
•our debt obligations;
•any changes to our credit ratings or the credit ratings of certain of our subsidiaries;
•adverse economic and capital market conditions, including increases in inflation or interest rates, recession, or changes in investor sentiment;
•the actions of activist stockholders;
•economic conditions in certain industries;
•the ability of customers and suppliers to fulfill their payment and contractual obligations;
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
•changes in tax laws or the interpretation thereof; and
•other matters set forth in Part I. Item 1, "Business," Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of this report, some of which risks are beyond our control.

In addition, the relative contributions to profitability by each business segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statement to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to expected results over time or otherwise, except as required by law.

NISOURCE INC.
PART I
ITEM 1. BUSINESS

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
NiSource’s principal subsidiaries include NiSource Gas Distribution Group, Inc. (a holding company that owns Columbia of Kentucky, Columbia of Maryland, Columbia of Ohio, Columbia of Pennsylvania, and Columbia of Virginia), and NIPSCO Holdings I (a holding company that owns a controlling interest in NIPSCO, a gas and electric utility). NiSource derives substantially all of its revenues and earnings from the operating results of these rate-regulated businesses. In addition, NiSource will develop the generation resources it plans to use in serving data center customers through its subsidiary Generation Holdings I (a holding company that holds a controlling interest in GenCo).
Business Strategy

Our business strategy focuses on providing safe and reliable service through our core, rate-regulated, asset-based utilities, with the goal of adding value to all of our stakeholders. Our utilities continue to advance our core safety, infrastructure and environmental investment programs, supported by complementary regulatory and customer initiatives across the six states in which we operate. In 2025, we entered into the ADS Contract, a customized agreement under which NIPSCO will provide electric service to ADS by procuring power from GenCo, which will develop related generation assets, and we expect our data center operations to continue to grow.

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
We remain committed to the advancement of our SMS for the safety of our customers, communities and employees. Our SMS is the established operating model within NiSource. NiSource continues to maintain its certification to the American Petroleum Institute Recommended Practice 1173, which serves as the guiding practice for our SMS. In 2025, NiSource successfully maintained its ISO 55001 Asset Management certifications through LRQA, a global leader in engineering and technology services. These certifications reaffirm our unwavering commitment to safety for our employees and partners, customers, and systems and highlight our continued dedication to operational excellence and the integrity of our SMS.

NiSource has two reportable segments: Columbia Operations and NIPSCO Operations. The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as an operating segment, consist of our centralized corporate activities and are primarily comprised of interest expense on holding company debt and unallocated corporate costs and activities, as well as new business development costs associated with GenCo. The following is a summary of the business for each reporting segment. Refer to Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21, "Business Segment Information," in the Notes to Consolidated Financial Statements for additional information related to each segment.
Columbia Operations
Columbia Operations provides natural gas to approximately 2.4 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, and Maryland. We operate approximately 37,300 miles of distribution main pipeline plus the associated individual customer service lines and 310 miles of transmission main pipeline located in our service areas described above. Throughout our service areas we also have gate stations and other operations support facilities. See below for information on our owned storage facilities. There were no significant disruptions to our system or facilities during 2025.

NISOURCE INC.
ITEM 1. BUSINESS

Facility Name	Location	Type	Storage Capacity (MCF)
Eagle Cove Propane	Petersburg, VA	Propane Gas	863
South Wales Propane	Jeffersonton, VA	Propane Gas	863
Portsmouth Propane-Air	Portsmouth, VA	Propane-Air Gas	17,300
Total Capacity			19,026

Competition. Due to open access and the deregulation of natural gas supplies, our LDC customers can purchase gas directly from producers and marketers in an open, competitive market. Certain of our subsidiaries are involved in programs that provide our residential and commercial customers the opportunity to purchase their natural gas requirements from third parties and use our subsidiaries for transportation services. As of December 31, 2025, 34.9% of our residential customers and 41.1% of our commercial customers participated in such programs.
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
NIPSCO Gas

NIPSCO Gas distributes natural gas to approximately 0.9 million customers in northern Indiana. We operate approximately 18,100 miles of distribution main pipeline plus the associated individual customer service lines and 720 miles of transmission main pipeline located in our northern Indiana service areas. Throughout northern Indiana, we also have gate stations and other operations support facilities. See below for information on our owned storage facilities. There were no significant disruptions to our system or facilities during 2025.

Facility Name	Location	Type	Storage Capacity (MCF)
Royal Center Underground Storage	Royal Center, IN	Natural Gas	7,240,000
Rolling Prairie LNG	Rolling Prairie, IN	Liquified Natural Gas	4,000,000
Total Capacities			11,240,000

Competition. Similar to the Columbia Operations segment, NIPSCO Gas operates in an open and competitive market which allows retail customers to purchase gas directly from producers and marketers. As of December 31, 2025, 6.8% of our residential customers and 18.5% of our commercial customers participated in such programs.
We compete with (i) investor-owned, municipal, and cooperative electric utilities throughout our northern Indiana service area, (ii) other regulated and unregulated natural gas intra and interstate pipelines and (iii) other alternate fuels, such as propane and fuel oil. We continue to be a well-positioned competitor in the northern Indiana market due to customer preference for natural gas.
Additionally, we are subject to seasonal fluctuations in sales. Revenues from our gas distribution operations are more significant during the heating season, which is from October through May. Please refer to Part II, Item 7, "Management's

NISOURCE INC.
ITEM 1. BUSINESS
Discussion and Analysis of Financial Condition and Results of Operations - Results and Discussion of Operations - NIPSCO Operations," for additional information.
NIPSCO Electric

We generate, transmit and distribute electricity to approximately 0.5 million customers in 20 counties in the northern part of Indiana. We also engage in wholesale electric and transmission transactions, and enter into customized agreements to provide electric service to data center customers. Our transmission system, has voltages from 69,000 to 765,000 volts, and consists of approximately 3,000 circuit miles. We are interconnected with eight neighboring electric utilities. We operate 65 transmission and 240 distribution substations, and own approximately 312,500 poles. We own and operate generation assets as well as source power through PPAs. We currently have eight renewable generation facilities in service, three of which were placed into service in 2025. As of December 31, 2025, we also have multiple PPAs that provide approximately 1,200 MW of capacity, with contracts expiring between 2038 and 2045. We also operate two hydroelectric generation facilities, a CCGT, and two coal generation facilities.
In December 2025, before the planned retirement of the R.M. Schahfer coal facility, the U.S. Secretary of Energy issued an emergency order under section 202(c) of the Federal Power Act requiring R.M. Schahfer to continue operating for 90 days, through March 23, 2026. The order stated that continued operation of R.M. Schahfer was required to meet an energy emergency across MISO’s North and Central regions and authorizes NIPSCO to obtain cost recovery pursuant to 16 U.S.C. § 824a(c). For additional information, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - "Results and Discussion of Operations - NIPSCO Operations," and Part I, Item 1A. "Risk Factors." The Michigan City coal facility is scheduled to be retired by the end of 2028.
We had forced outages during 2025, none of which had material impacts to our operations. See below for information on our owned generating facilities:

Facility Name	Location	Fuel Type	Generating Capacity (MW)(1)
R.M. Schahfer	Wheatfield, IN	Steam - Coal	722
Michigan City	Michigan City, IN	Steam - Coal	455
Sugar Creek	West Terre Haute, IN	CCGT	665
R.M. Schahfer	Wheatfield, IN	Natural Gas	155
Oakdale	Carroll County, IN	Hydro	9
Norway	White County, IN	Hydro	7
Rosewater(2)	White County, IN	Wind	102
Indiana Crossroads Wind(2)	White County, IN	Wind	302
Dunns Bridge I(2)	Jasper County, IN	Solar	265
Indiana Crossroads Solar(2)	White County, IN	Solar	200
Cavalry Solar and Storage(3)	White County, IN	Solar and Storage	200
Dunns Bridge II(3)	Jasper County, IN	Solar and Storage	435
Fairbanks Solar	Sullivan County, IN	Solar	250
Gibson Solar	Gibson County, IN	Solar	200
Total MW Capacity			3,967
(1)Represents current net generating capability of each fossil fuel and hydro generating facility. Nameplate capacity is listed for wind and solar generating facilities.
(2)NIPSCO is the managing partner of these JVs. Refer to Note 4, "Noncontrolling Interests," in the Notes to Consolidated Financial Statements for more information.
(3)Cavalry Solar and Storage has installed battery storage capacity of 45MW over a four-hour duration. Dunns Bridge II has installed battery storage capacity of 56MW over a four-hour duration.

NISOURCE INC.
ITEM 1. BUSINESS
NIPSCO's 2024 Integrated Resource Plan ("2024 Plan") was submitted to the IURC in December 2024. The 2024 Plan informs future generation investments required to ensure reliability for NIPSCO's customers and incorporated factors such as anticipated load growth from data centers and other economic development opportunities, new EPA emissions rules, and evolving MISO resource accreditation rules. The 2024 Plan maintains the retirement decisions and capacity additions identified in the 2018 and 2021 Integrated Resource Plans and calls for additional generation resources through 2029 to support capacity requirements, along with new gas-fired resources and other capacity resources to support new data center load. In this regard, we executed the ADS Contract in September 2025. As we continue to evaluate additional agreements with data center customers, future integrated resource plans will take this into consideration. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these plans.

NIPSCO participates in the MISO transmission service and wholesale energy market. MISO is a nonprofit organization created in compliance with FERC regulations to improve the flow of electricity in the regional marketplace and to enhance electric reliability. Additionally, MISO is responsible for managing energy markets, transmission constraints and the day-ahead, real-time, Financial Transmission Rights and ancillary markets. NIPSCO has transferred functional control of its electric transmission assets to MISO, and transmission service for NIPSCO occurs under the MISO Open Access Transmission Tariff. NIPSCO generating units are dispatched by MISO which takes into account economics, reliability of the MISO system and unit availability. During the year ended December 31, 2025, NIPSCO generating units, inclusive of its owned renewable generation facilities, were dispatched to meet 55.4% of its overall system load, and the remainder of the overall system load was procured through PPAs and the MISO market.
Competition. Our NIPSCO Electric utility generally has exclusive service areas under Indiana regulations and retail electric customers in Indiana do not have the ability to choose their electric supplier. NIPSCO faces non-utility competition from other energy sources, such as self-generation by large industrial customers and other distributed energy sources. With respect to data center customers, we face competition from utilities and other energy sources across the United States and abroad. Data center customers consider numerous factors in selecting sites for their operations, including, but not limited to, local weather conditions and patterns, cost of land, local political environment, anticipated ease of zoning and permitting, applicable taxes, and the ability of utilities or power providers to deliver electricity quickly and at scale.

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
Regulatory
The regulatory landscape, at both the state and federal levels, continues to evolve, impacting the operations and financial results of our operating companies. Management continually seeks new ways to be more competitive and efficient in this environment, while keeping service and affordability for customers at the forefront. We believe we are, in all material respects, in compliance with applicable laws and regulations at both the state and federal level and do not expect future compliance requirements to have a material impact on our capital expenditures, earnings, or competitive position. While we continue to monitor existing and pending laws and regulations, the impact of regulatory changes cannot be predicted with certainty.

NISOURCE INC.
ITEM 1. BUSINESS
Rate Case Actions. The following table describes current rate case actions as applicable in each of our jurisdictions. See "Cost Recovery and Trackers" below for further detail on trackers.

(in millions)
Company	Approved ROE	Requested Incremental Revenue	Approved Incremental Revenue	Filing Date	Rates Effective
Approved Rates Cases
Columbia of Pennsylvania	10.00%	$110.4	$55.6	March 20, 2025	January 2026
Columbia of Maryland	9.80%	$10.7	$7.8	September 24, 2024	April 2025
Columbia of Kentucky	9.75%	$23.8	$14.3	May 16, 2024	January 2025
Columbia of Virginia(1)	9.75%	$37.2	$28.2	April 29, 2024	October 2024
Columbia of Ohio	9.60%	$221.4	$68.3	June 30, 2021	March 2023
NIPSCO - Gas(2)	9.75%	$161.9	$120.9	October 25, 2023	August 2024
NIPSCO - Electric(3)	9.75%	$368.7	$257.0	September 12, 2024	July 2025
(1)The approved rate case resulted in a black box settlement, representing a settlement to a specific revenue increase but not a specified ROE. The settlement provides use of a 9.75% ROE for future SAVE filings.
(2)New rates were implemented in 2 steps, with implementation of Step 1 rates effective in August 2024 and Step 2 rates effective in February 2025.
(3)New rates were implemented in multiple steps, with implementation of Step 1 rates in July 2025 and Step 2 rates effective by March 2026.

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

As natural gas LDCs, Columbia of Maryland, Columbia of Ohio, Columbia of Pennsylvania, Columbia of Virginia, Columbia of Kentucky and NIPSCO Gas have limited jurisdictional certificates to transport gas in their respective service territories and into interstate commerce.

As an electric company, NIPSCO Electric has Market Based Rate authority and is a Transmission Owner subject to FERC jurisdiction. NIPSCO files the following reports annually:

•FERC Form 1, which is a comprehensive financial and operating report,
•FERC Form 566, which is a list of its 20 largest purchases of electricity over the past three years,
•FERC Form 715, which is its Annual Transmission Planning and Evaluation Report and the base case power flow data from the Eastern Interconnection Reliability Assessment Group Multiregional Modeling Working Group, which is used by NIPSCO for transmission planning and,
•FERC Form 730, which is NIPSCO’s Report of Transmission Investment Activity.

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

NISOURCE INC.
ITEM 1. BUSINESS
We recognize that energy efficiency reduces emissions, conserves natural resources and saves our customers money. Our gas distribution companies offer programs such as energy efficiency upgrades, home checkups and weatherization services. The increased efficiency of natural gas appliances and improvements in home building codes and standards contribute to a long-term trend of declining average use per customer. While we are looking to expand offerings so the energy efficiency programs can benefit as many customers as possible, our gas distribution operations utilities have pursued changes in rate design to more effectively match recoveries with costs incurred. Columbia of Ohio has adopted a straight fixed variable rate design for residential and small commercial customers that closely links the recovery of fixed costs with fixed charges. Columbia of Maryland and Columbia of Virginia have regulatory approval for weather and revenue normalization adjustments for certain customer classes, which adjust monthly revenues that exceed or fall short of approved levels. Columbia of Pennsylvania continues to operate its pilot residential weather normalization adjustment and also has a fixed customer charge. This weather normalization adjustment only adjusts revenues when actual weather compared to normal varies by more than 5%. Columbia of Kentucky incorporates a weather normalization adjustment for certain customer classes and also has a fixed customer charge. NIPSCO Gas has also received approval and implemented a weather normalization adjustment for certain of its customer classes. NIPSCO Gas and Electric include a fixed customer charge for residential and small commercial and industrial customer classes.
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
Political Action
The NiSource Political Action Committee ("NiPAC") provides our employees a voice in the political process. NiPAC is a voluntary, employee driven, and employee funded political action committee and makes bipartisan political contributions to local, state and federal candidates, where permitted and in accordance with established guidelines. Consistent with our commitments and our approach to engagement, the NiPAC leadership committee members evaluate candidates for support on issues important to our business.
Environmental and Safety Matters
PHMSA Legislation and Regulations

To fulfill our vision of being a trusted energy provider, we follow safety practices required by regulations as we implement our SMS. Our SMS serves as the framework to identify and reduce risks and ensure consistent safety processes, procedures and operations across the organization.

As directed by law in the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020, PHMSA has proposed and revised various pipeline safety regulations focused on public safety, environmental hazard mitigation, leak detection, methane emissions reduction, and enhanced safeguards for low-pressure distribution systems. Proposed revisions included requirements to detect and repair more leaks, increase survey frequency, and incorporate additional protections to prevent over-pressurization. A final leak detection and repair rule was withdrawn from publication in the Federal Register in January 2025 and the Safety of Gas Distribution Pipelines rulemaking did not progress in 2025.

NISOURCE INC.
ITEM 1. BUSINESS
We continue to evaluate and monitor PHMSA-related legislation and regulations but cannot predict the impact of changing pipeline safety laws and regulations on our business at this time.
Environmental and Climate Change Issues

In March 2025, the EPA announced it will undertake 31 deregulatory actions to advance the administration’s policy priorities as directed by various executive orders. These actions will address multiple existing water, waste, air and climate regulations including, but not limited to, GHG and CCR rules. In July 2025, the EPA proposed rescinding the 2009 Endangerment Finding, the scientific and legal foundation for federal GHG regulations under the Clean Air Act. Additionally, in November 2025, the EPA proposed a rule to extend the compliance deadline for owners and operators to complete closure of their unlined CCR surface impoundments larger than 40 acres from October 2028 to October 2031. On February 6, 2026, the EPA issued a final rule extending compliance deadlines for several provisions of the Legacy CCR Rule. NiSource will continue to monitor these matters and assess the impacts to our business as regulations are proposed and finalized, or as otherwise required by law.

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
In June 2025, the EPA proposed to repeal GHG emissions standards for fossil fuel-fired power plants that were finalized by the previous federal administration in May 2024. The proposed repeal would eliminate key requirements from the 2024 Carbon Pollution Standards, including capacity factor thresholds and carbon capture and storage (CCS) mandates. If finalized, this action would remove regulatory constraints that could significantly impact NIPSCO’s planned gas generation, allowing customers to avoid approximately $675 million in additional costs as contemplated through the 2024 NIPSCO IRP.
We also continue to monitor evolving state policies related to GHG emissions from our gas distribution companies. The Climate Solutions Now Act of 2022 ("Act") requires Maryland to reduce GHG emissions by 60% by 2031 (from 2006 levels), and it requires the state to reach net zero emissions by 2045. The Maryland Department of the Environment ("MDE") adopted a plan to achieve its 2031 goal and is required to adopt a plan for its 2045 net zero goal by 2030. The Act also enacts a state policy to move to broader electrification of both existing buildings and new construction. In December 2024, the MDE issued final Building Energy Performance Standards, which require net zero direct GHG emissions from large buildings by 2040 with interim targets, or payments of an alternative compliance fee. Under an executive order, Maryland is also developing a Clean Heat Standard and a Zero-Emission Heating Equipment Standard, among other programs, that are intended to transition gas furnaces to electric heat pumps. In December 2025, the Maryland Public Service Commission ("MD PSC") issued proposed regulations with the stated purpose of eliminating "subsidies" for the extension of gas mains and service lines to new residential and commercial customers. According to the MD PSC, these regulations, if finalized, would require persons who request new service to pay the full cost of extending service in order to minimize the risk of future stranded costs for all ratepayers. These proposed regulations were issued in accordance with a June 2025 MD PSC order directing its Staff to prepare such proposed regulations by December 2025. In August 2025, the MD PSC instituted formal proceedings to investigate issues pertaining to long-term natural gas company planning practices. One purpose of these proceedings is to ensure that planning is consistent with Maryland's climate goals. Columbia of Maryland cannot predict the final impact of these policies and proceedings on our business at this time.

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

NISOURCE INC.
ITEM 1. BUSINESS
Our GHG emissions projections, including achieving a Net Zero Goal, are subject to various assumptions that involve risks and uncertainties, and did not include any assumptions related to data center development and associated load growth. We remain committed to our Net Zero Goal; however, certain of our interim goals may evolve as we assess and respond to business opportunities such as data centers. Achievement of our Net Zero Goal by 2040 will require supportive regulatory and legislative policies, favorable stakeholder environments and advancement of technologies that are not currently economically or technologically feasible to deploy at scale, as well as execution of our business plan. Otherwise, our actual results or ability to achieve our Net Zero Goal, including by 2040, may differ materially.
As discussed in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - "Results and Discussion of Operations - NIPSCO Operations," NIPSCO continues to execute its electric generation transition consistent with the preferred pathways identified in its 2018, 2021 and 2024 Integrated Resource Plans. Additionally, as discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - "Executive Summary - Energy Transition" and "Liquidity and Capital Resources - Regulatory Capital Programs," our natural gas distribution companies are lowering methane emissions by replacing aging infrastructure, which also increases safety and reliability for customers and communities.
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

Workforce Composition. As of December 31, 2025, we had 7,668 full-time and 70 part-time active employees (i.e., not interns, not on leave or disability). Of our total workforce, 32% were subject to collective bargaining agreements with various labor unions. These collective bargaining agreements were renegotiated in 2021 and 2023 and expire between March 2026 and June 2027.

We seek to foster an enviable work environment where all employees are energized. In efforts to become an employer of choice, we have developed sourcing strategies to attract and retain the most qualified talent. We are committed to providing equal employment opportunities in each of our companies to all employees and applicants without regard to race, color, religion, national origin or ancestry, veteran status, disability, gender, age, marital status, sexual orientation, gender identity, genetic information, or any protected group status as defined by law. The input provided by our increasingly diverse and inclusive workforce will continue to strengthen our corporate culture as well as drive constructive changes within our company to improve our operational strategies, enhance the quality of the services we provide, and increase revenue. We also offer employee resource groups (ERGs), which are offered to all employees and provide individuals with a shared interest the opportunity to connect.

Talent Attraction. To recruit and hire individuals with a variety of skills, talents, backgrounds and experiences, we value and cultivate relationships with community and outreach partners. We also target job fairs, while also partnering with local colleges and universities to identify and recruit qualified applicants.

Talent Development and Retention. We offer leadership development programs to enhance the behaviors and skills of our existing and future leaders. In 2025, we had participation from employees of all levels. We also offer extensive technical and non-technical employee development training programs.
We strive to provide promotion and advancement opportunities for employees. We also develop and implement targeted development action plans to increase succession candidate readiness for leadership roles. Additionally, we monitor the risk and potential impact of talent loss and take action to increase retention of top talent.

NISOURCE INC.
ITEM 1. BUSINESS
Succession Planning. We perform succession planning annually for officer level positions to ensure that we develop and sustain a strong bench of talent capable of performing at the highest levels. Talent is identified, and potential paths of development are discussed, to ensure that employees have an opportunity to build their skills to be well-prepared for future roles. We maintain formal succession plans for our CEO and key officers. The succession plan for our CEO is reviewed by the Nominating and Governance Committee and the succession plans for key officers (other than the CEO) and critical roles are reviewed by the C&HC Committee annually or more frequently as needed.
Employee and Workplace Health and Safety. We have several programs to support employees and their families’ well-being. These programs include competitive medical, dental, vision, life and long-term disability programs, including employee health savings account company contributions, family building benefits, telemedicine services, Employee Assistance Program, Integrated Health Management navigation services, and paid time off including wellness, sick/disability, parental leave, and "illness in family" days.
We also have a robust program to support employees, contractors and public safety, which is led by our Chief Safety Officer and is under the oversight of the Safety, Operations, Regulatory and Policy Committee of our Board.
Culture and Engagement. Our culture is another important aspect of our ability to advance our strategic and operational objectives. In addition to the recruiting, development and retention programs described above, we also invest in internal communications programs, including in-person and virtual learning and networking opportunities, as well as regular town hall communications to employees. We measure and monitor organizational health and employee engagement through various channels including employee lifecycle, pulse, and census surveys.
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

Our C&HC Committee reviews reports from our Chief Human Resources Officer on employee engagement and corporate culture. Our Board reviews results and action plans related to our enterprise-wide comprehensive employee engagement survey. Our executive leadership team, including our CEO, communicates directly and regularly with all employees on timely ethics topics through electronic messages, coffee chats, and all-employee town hall meetings. These communications emphasize the importance of our values and culture in the workplace.
Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers from which investors can electronically access our SEC filings.

We make a number of reports and other information available free of charge on our website, www.nisource.com, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

NISOURCE INC.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of our Executive Officers, including their names, ages, offices held and other recent business experience.

Name	Age	Office(s) Held in Past 5 Years
Lloyd M. Yates	65	President and Chief Executive Officer of NiSource since February 2022 and Director since March 2020
Shawn Anderson	44	Executive Vice President and Chief Financial Officer of NiSource since March 2023
		Senior Vice President, Strategy and Chief Risk Officer from May 2022 to March 2023
		Senior Vice President and Chief Strategy and Risk Officer from June 2020 to May 2022
Melody Birmingham	54	Executive Vice President and Group President, Utilities of NiSource since March 2025
		Executive Vice President and President, NiSource Utilities of NiSource from March 2023 to February 2025
		Executive Vice President and Chief Innovation Officer of NiSource from July 2022 to March 2023
		Senior Vice President and Chief Administrator Officer of Duke Energy Corporation from May 2021 to June 2022
		Senior Vice President, Supply Chain and Chief Procurement Officer of Duke Energy Indiana from 2018 to April 2021
William Jefferson, Jr.	64	Executive Vice President, Chief Operating and Safety Officer of NiSource since May 2024
		Executive Vice President, Operations and Chief Safety Officer of NiSource from July 2022 to May 2024
		Station Director at STPNOC, Wadsworth, Texas, from 2020 to May 2022 and Vice President in 2022
Michael S. Luhrs	53	Executive Vice President, Technology, Customer and Chief Commercial Officer of NiSource since March 2025
		Executive Vice President, Strategy and Risk and Chief Commercial Officer of NiSource from March 2023 to February 2025
		Senior Vice President at Alliant Energy from 2022 to March 2023
		Vice President at Duke Energy Corporation from 2013 to 2022
Kimberly S. Cuccia	42	Executive Vice President, General Counsel and Corporate Secretary of NiSource since March 2025
		Senior Vice President, General Counsel and Corporate Secretary of NiSource from April 2022 to February 2025
		Vice President, Interim General Counsel and Corporate Secretary of NiSource from December 2021 to April 2022
		Vice President and Deputy General Counsel, Regulatory, of NiSource Corporate Services Company, from January 2021 to December 2021
Melanie B. Berman	55	Executive Vice President, Administration and Chief Human Resources Officer of NiSource since March 2025
		Chief Human Resources Officer and Senior Vice President, Administration of NiSource from May 2024 to March 2025
		Senior Vice President and Chief Human Resources Officer of NiSource from June 2021 to May 2024
		Executive Vice President and Chief Human Resources Officer of The Michaels Companies, Inc. from 2020 to 2021
Gunnar J. Gode	52	Senior Vice President, Chief Accounting & Tax Officer of NiSource since August 2025
		Vice President, Chief Accounting Officer and Controller of NiSource from July 2020 to July 2025

NISOURCE INC.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the market price of our common stock. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations, cash flows, and the market price of our common stock.

Risk Factors Summary
The following is a summary of material risks that could adversely affect our business, financial condition, results of operations, cash flows, and the market price of our common stock.

OPERATIONAL RISKS
•We may not be able to execute our business plan or growth strategy, including utility infrastructure investments, or business opportunities.
•Our distribution, transmission and generation activities involve a variety of inherent hazards and operating risks, including potential public safety risks.
•We currently conduct and may conduct in the future certain operations through a JV arrangement involving third-party investors that may result in operational impasses or litigation, including business delays as a result of such arrangements.
•Failure to adapt to advances in technology, including alternative energy sources, and changes in laws or regulations to support such advances in technology or alternative energy sources, and our inability to manage such related costs could make us less competitive.
•Increased dependency on technology may hinder our business operations and adversely affect our financial condition and results of operation if such technology fails.
•Aging infrastructure may lead to disruptions in operations and increased capital expenditures and maintenance costs.
•We may be unable to obtain insurance on acceptable terms or at all, and the insurance coverage we do obtain may not provide protection against all significant losses.
•Aspects of the implementation of our electric generation strategy, including the timing of the retirement of our coal generation units or the addition of new generation resources, may be delayed and may not achieve intended results.
•Our capital projects and programs subject us to construction and supply risks, and are subject to governmental oversight and approvals.
•Fluctuations in weather, gas and electricity commodity costs, and economic conditions may impact customer demand.
•Fluctuations in the price of energy commodities or their related transportation costs, or an inability to obtain an adequate, reliable and cost- effective fuel supply may impact our ability to meet customer demand.
•Failure to attract, retain or re-skill an appropriately qualified workforce, and maintain good labor relations, could adversely impact safety, service reliability, and customer satisfaction.
•Failure to effectively manage new initiatives and organizational changes.
•Actions of activist stockholders could negatively affect our business and stock price and cause us to incur significant expenses.
•We outsource certain business functions to third-party suppliers and service providers, and may be impacted by substandard performance or quality by third parties.
•The impacts of a cyber-attack or security breach on any of our or certain third-party technology systems, including operational disruptions and the loss or misuse of confidential and proprietary information and related liability.
•Failure to comply with cybersecurity laws and regulations and the resulting impact on our reputation and business.
•The impacts of natural disasters, acts of terrorism, acts of war, civil unrest, accidents, public health emergencies or other catastrophic events including operational disruptions.
•We are exposed to significant reputational risks, which make us vulnerable to a loss of cost recovery, increased litigation and negative public perception.
•The physical impacts of climate change and the transition to a lower carbon future are impacting our business and could materially adversely affect our results of operations.
•We are subject to operational and financial risks and liabilities associated with the implementation and efforts to achieve our carbon emission reduction goal.

NISOURCE INC.
ITEM 1A. RISK FACTORS
FINANCIAL, ECONOMIC AND MARKET RISKS
•We have substantial indebtedness which could adversely affect our financial condition.
•A drop in our credit ratings could adversely impact our cash flows, results of operation, financial condition and liquidity.
•Adverse economic and market conditions, including increases in inflation or interest rates, recession or changes in investor sentiment could materially and adversely affect our business, results of operations, cash flows, financial condition and liquidity.
•Most of our revenues are subject to regulation and are exposed to the impact of regulatory rate reviews and proceedings.
•The actions of regulators and legislators could result in outcomes that may adversely affect our earnings and liquidity.
•Our business operations are subject to economic conditions in certain industries.
•We are exposed to payment risk with respect to customers and risk that suppliers or counterparties will not perform their contractual obligations.
•We are a holding company and are dependent on cash generated by our subsidiaries to meet our debt obligations and pay dividends on our stock.
•Capital market performance and other factors may decrease the value of benefit plan assets, which then could require significant additional funding and impact earnings.
•Any future impairments of goodwill resulting in a significant charge to earnings in a future period and negatively impacting our compliance with certain contractual covenants.

LITIGATION, REGULATORY AND LEGISLATIVE RISKS
•The outcome of legal and regulatory proceedings, investigations, inquiries, claims and litigation related to our business operations may have a material adverse effect on our results of operations, financial position or liquidity.
•A failure to comply with changes in, or new or different interpretations of, the various federal, state and local laws, regulations, tariffs and policies applicable on our business.
•Our businesses are regulated under numerous environmental laws and regulations. The cost of compliance with these laws and regulations, and changes to or additions to, or reinterpretations of the laws and regulations, could be significant, and the cost of compliance may not be recoverable. Liability from the failure to comply with existing or changed laws and regulations could have a material adverse effect on our business, results of operations, cash flows and financial condition.
•Changes in tax laws or the interpretation thereof and challenges to tax positions could adversely affect our financial results.

DATA CENTER OPERATIONS AND STRATEGY RISKS
•Data center growth in our service territories, including a focus on northern Indiana, while providing growth opportunities that enhance our business strategy, provide significant financial, operational, and regulatory risks that must be effectively managed.
•Our construction of the Contract Assets and any generation or transmission assets we develop to support future data center contracts involves significant risks. Construction delays, cost overruns or performance issues with the Contract Assets could reduce our returns under the ADS Contract or other future data center contracts and could require us to obtain additional financing.
•The terms and availability of the significant additional financing required to construct the Contract Assets and any generation or transmission assets we develop to support future data center contracts.
•Pursuit of our partnership with ADS creates significant opportunity costs and reduces our strategic and financial flexibility in the near term.
•The return structure and risk profile of ADS Contract and any future data center contract will differ from those of NIPSCO’s traditionally regulated utility operations.
•Our partnership with ADS exposes us to significant customer concentration risk.

NISOURCE INC.
ITEM 1A. RISK FACTORS
OPERATIONAL RISKS
We may not be able to execute our business plan or growth strategy, including utility infrastructure investments, or business opportunities.
Operational, financial or regulatory conditions may result in our inability to execute our business plan or growth strategy, including investments related to natural gas and electric distribution and transmission infrastructure investments and our electric generation projects.

Our enterprise-wide transformation roadmap initiatives identify and enable long-term sustainable capability enhancements, cost optimization improvements, technology investments and work process optimization. These initiatives have increased the volume and pace of change within our organization and may not be effective or achieve planned results. These initiatives may also divert the attention of management from other aspects of our business. Utility infrastructure investments may not materialize, may cease to be achievable or economically viable and may not be successfully completed. Natural gas may cease to be viewed as an economically and environmentally attractive fuel. Certain environmental activist groups, investors and governmental entities continue to oppose natural gas delivery and infrastructure investments because of perceived environmental impacts associated with the natural gas supply chain and end use. Energy conservation, energy efficiency, distributed generation, energy storage, policies favoring electric heat over gas heat and other factors may reduce demand for natural gas and electricity. In addition, we consider acquisitions or dispositions of assets or businesses, JVs, and mergers from time to time as we execute on our business plan and growth strategy. Any of these circumstances could adversely affect our business, results of operations and growth prospects. Even if our business plan, growth strategy, and/or business opportunities are executed, there is still risk of, among other things, human error in maintenance, installation or operations, shortages or delays in obtaining equipment, including as a result of transportation delays and availability, labor availability and performance below expected levels (in addition to the other risks discussed in this section). We may experience supply chain challenges, including labor availability issues, impacting our ability to obtain materials for our gas and electric projects, as well as our ability to ensure timely completion.

Additionally, operational, financial or regulatory conditions or other factors may result in our inability to effectively develop and implement our strategy with respect to the complex business opportunities associated with growing interest in data centers from existing and potential customers. See “Data Center Operations and Strategy Risks” for a discussion of certain such risks.

Our distribution, transmission and generation activities involve a variety of inherent hazards and operating risks, including potential public safety risks.
Our gas distribution and transmission activities and our electric generation, transmission and distribution activities involve a variety of inherent hazards and operating risks, including, but not limited to, gas leaks and over-pressurization, downed power lines, stray electrical voltage, excavation or vehicular damage to our infrastructure, outages, environmental contamination, mechanical problems, damage from weather events, and other incidents, which could cause substantial financial losses. These hazards and risks have resulted and may result in serious injury or loss of life to employees and/or the general public, significant damage to property, environmental pollution, impairment of our operations, adverse regulatory rulings and reputational harm, which in turn could lead to substantial business and financial losses. The location of pipeline facilities, including regulator stations, liquefied natural gas and underground storage, or generation, transmission, substation and distribution facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from such incidents. Hazardous incidents have subjected and may subject us to both civil and criminal litigation or administrative or other legal proceedings from time to time, which could result in substantial monetary judgments, fines, or penalties against us, be resolved on unfavorable terms, and require us to incur significant operational expenses. The occurrence of incidents has in certain instances adversely affected and could in the future adversely affect our reputation, cash flows, financial position and/or results of operations. We maintain insurance against some, but not all, of these risks and losses.

We currently conduct and may conduct in the future certain operations through a JV arrangement involving third- party investors that may result in operational impasses or litigation, including business delays as a result of such arrangements.
We have and may enter into JV arrangements involving third-party investors, including the NIPSCO Minority Interest Transaction and the GenCo Minority Interest Transaction. As part of a JV arrangement, third-party investors may hold certain protective rights that may impact our ability to make certain decisions, restricting our operational and corporate flexibility. The NIPSCO Holdings II LLC Agreement and Generation Holdings II LLC Agreement contain certain such provisions. Any such third-party investors may have interests and objectives which may differ from ours, we may be unable to cause these third

NISOURCE INC.
ITEM 1A. RISK FACTORS
parties to take action that we believe would be in the JV’s best interest, and, accordingly, disputes may arise that may result in operational impasses or litigation, including business delays.

Failure to adapt to advances in technology, including alternative energy sources, and changes in laws or regulations to support such advances in technology or alternative energy sources, and our inability to manage such related costs could make us less competitive.
A key element of our electric business model includes generating power at central station power plants and transmitting that power to customers to achieve economies of scale and produce power at a competitive cost. We continue to transition our generation portfolio in order to implement new and diverse technologies including renewable energy, distributed generation, and energy storage. Advances in technology and potential competition supported by changes in laws or regulations could reduce the cost of electric generation and provide retail alternatives causing power sales to decline and the value of our generating, transmission and distribution facilities to decline, including our ability to recover our prior investments in such facilities.

Our natural gas business model depends on widespread utilization of natural gas for space heating as a core driver of revenues. Alternative energy sources, new technologies or alternatives to natural gas space heating, including cold climate heat pumps and/or efficiency of other products, and potential competition supported by changes in laws or regulations, including potential natural gas bans or restrictions, such as the Department of Energy's furnace rule banning non-condensing gas furnaces, could reduce demand and increase customer attrition, which could impact our ability to recover on our investments in our gas distribution assets.

Our future success will depend, in part, on our ability to anticipate and successfully adapt to technological changes, to offer services that meet customer demand and expectations and evolving industry standards, including environmental impacts associated with our products and services, and to recover all, or a significant portion of, remaining investments in retired assets. A failure by us to effectively adapt to changes in technology, successfully implement such changes, and manage the related costs could harm the ability of our products and services to remain competitive in the marketplace and could have a material adverse impact on our business, results of operations and financial condition. Furthermore, if these changes do not provide the anticipated benefits or meet customer demand and expectations, such failure could materially adversely affect our business model as well as impact our results of operations and financial condition.

Increased dependency on technology may hinder our business operations and adversely affect our financial condition and results of operation if such technology fails.
We use a variety of technological tools and systems including both Company-owned information technology and technological services provided by outside parties. These tools and systems support critical functions including scheduling and dispatching of service technicians, automated meter reading systems, customer care and billing, operational plant logistics, management reporting and external financial reporting. The failure of these or other similarly important technologies, or our inability to have these technologies supported, updated, expanded, recovered (including timely recovered), or integrated into other technologies, could hinder our business operations and adversely impact our financial condition and results of operations. Although we have, when possible, developed alternative sources of technology and built redundancy and security into our computer operations, there can be no assurance that these efforts will protect against all potential issues related to the loss or failure of any such technologies.

Aging infrastructure may lead to disruptions in operations and increased capital expenditures and maintenance costs.
We face risks associated with aging electric and gas infrastructure. These risks can be driven by threats such as, but not limited to, electrical faults, mechanical failure, internal corrosion, external corrosion, ground movement and stress corrosion and/or cracking. The age of these assets may result in a need for replacement, a higher level of maintenance costs or unscheduled outages, despite efforts by us to properly maintain or upgrade these assets through inspection, scheduled maintenance and capital investment. In addition, the nature of the information available on aging infrastructure assets, which in some cases is incomplete, may make the operation of the infrastructure, inspections, maintenance, upgrading and replacement of the assets particularly challenging. Missing or incorrect infrastructure data may lead to (i) difficulty properly locating facilities, which can result in excavator damage and operational or emergency response issues, (ii) configuration and control risks associated with the modification of system operating pressures in connection with turning off or turning on service to customers, which can result in unintended outages or operating pressures and (iii) other potential risks related to missing or incorrect infrastructure data. Also, additional maintenance and inspections are required in some instances to improve infrastructure information and records and address emerging regulatory or risk management requirements, resulting in increased costs.

NISOURCE INC.
ITEM 1A. RISK FACTORS
Supply chain issues related to shortages of materials, labor and transportation logistics may lead to delays in the maintenance and replacement of aging or damaged infrastructure, which could increase the probability and/or impact of a public safety incident. We lack diversity in suppliers of some gas materials. While we have implemented contractual protections with suppliers and stockpile certain materials in inventory, these efforts may not be effective in ensuring that we can obtain adequate emergency supply on a timely basis in each state, that no compromises are being made on quality and that we have alternate suppliers available. The failure to operate our assets as desired could result in interruption of service, major component failure at generating facilities and electric substations, gas leaks and other incidents, and an inability to meet firm service and compliance obligations, which could adversely impact revenues, and could also result in increased capital expenditures and maintenance costs, which, if not fully recovered from customers, could negatively impact our financial results.

We may be unable to obtain insurance on acceptable terms or at all, and the insurance coverage we do obtain may not provide protection against all significant losses.
Our ability to obtain insurance, as well as the cost and coverage of such insurance, is impacted by various events and developments affecting our industry and the financial condition and underwriting considerations of insurers. For example, some insurers have discontinued underwriting certain carbon-intensive energy-related businesses such as those in the coal industry or excluded coverage for specific perils such as wildfires, environmental exposures or punitive damage risks. Certain perils, such as cyber liability, are now being excluded from some master policies for property and casualty insurance, requiring, where we have the ability, procurement of additional policies to maintain consistent coverage at an additional cost. Specific natural catastrophe events, such as hail and tornado, may not be covered with the same limits as other perils in certain property policies, as full coverage for these events is unavailable in the marketplace. Insurance coverage may not continue to be available at limits, rates or terms acceptable to us, and we may elect not to carry coverage at the same levels as have been historically procured. In addition, our insurance is not sufficient or effective under all circumstances and against all hazards or liabilities to which we are subject. Certain types of damages, expenses or claimed costs, such as fines and penalties, have been and in the future may be excluded under the policies. In addition, insurers providing insurance to us may raise defenses to coverage under the terms and conditions of the respective insurance policies that could result in a denial of coverage or limit the amount of insurance proceeds available to us. Any losses for which we are not fully insured or that are not covered by insurance at all could materially adversely affect our results of operations, cash flows and financial position.

Aspects of the implementation of our electric generation strategy, including the timing of the retirement of our coal generation units or the addition of new generation resources, may be delayed and may not achieve intended results.
We intend to retire the remaining two coal units at R.M. Schahfer Generating Station, two natural gas-fired peaking units at R.M. Schahfer Generating Station, and the coal unit at Michigan City Generating Station. Absent a directive to remain open, we intend to retire the two natural-gas fired peaking units at R.M Schahfer Generating Station by the end of 2027 and the coal unit at Michigan City Generating Station by the end of 2028. Although we had previously intended to retire them by the end of 2025, the two coal units at R.M. Schahfer Generating Station are currently subject to a federal directive to remain open. These units are being replaced with a diverse, flexible, and scalable mix of incremental resources, including short-term contracted capacity resources, expanded demand side management programs, wind, solar, battery energy storage, and new natural gas peaking resources. Project delays or potential changes with MISO's capacity accreditation of these replacement resources, may also drive us to evaluate additional alternatives to meet our capacity requirements. Macro supply chain issues and U.S. federal policy actions, such as additional federal directives preventing the retirement of these or other assets and the duration of such directives, could create uncertainty around the timing and availability of key input materials necessary to develop and place our electric generation projects in service.

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

Our electric generation strategy may require additional investment to meet our MISO obligations and may require significant future capital expenditures, operating costs and charges to earnings that may negatively impact our financial position, financial results and cash flows. In recent years, MISO has implemented new capacity accreditation rules and continues to put forth new plans and proposals relating to its accreditation requirements. Recent MISO accreditation changes have affected generation

NISOURCE INC.
ITEM 1A. RISK FACTORS
resources, with solar, wind, and battery storage being more significantly impacted than natural gas. It is possible that, under future MISO rules, the capacity accreditation for the capacity resources we construct (potentially including the significant capacity resources we plan to construct to serve ADS and any additional data center customers) will be eliminated or reduced, in which case we would need to replace or supplement the accredited generation capacity we plan to build. We expect that we would need to obtain significant additional debt and equity financing to fund these investments, which may not be available on favorable terms or at all. Although under the terms of the ADS Contract the costs of additional investment in generation resources in response to loss of MISO accreditation would be shared by us and ADS, such investment would be funded initially by us, and our recovery from ADS would occur over an extended period of time. In addition, there can be no guarantee that future data center contracts will contain adequate protections in this regard, or that any such contractual protections would be effective. If we are required to construct additional generation as a result of MISO accreditation changes (and obtain related financing), this could negatively impact our return under the ADS Contract or other data center contracts or otherwise adversely affect our future results and financial condition.

Our capital projects and programs subject us to construction and supply risks, and are subject to regulatory oversight, including requirements for permits, approvals and certificates from various governmental agencies.
Our business requires substantial capital expenditures for investments in, among other things, capital improvements to our electric generating facilities, electric and natural gas transmission and distribution infrastructure, natural gas storage and other projects, including projects for environmental compliance. In particular, in addition to the capital projects we plan to undertake to support our base business, in connection with the ADS Contract, we expect to construct, through GenCo, 400 MW of new battery storage and a new power generation facility consisting of two 1,300 MW CCGTs, which are expected to reach commercial operation between 2028 and 2032, as well as related transmission and distribution assets. In addition, in order to perform under any further data center contracts, we expect that we will need to develop additional generation and transmission assets, which may be significant. As we undertake these projects, we may be unable to complete them on schedule or at the anticipated costs.

Our ability to construct the currently contemplated generation and transmission assets, and any future generation, transmission or distribution assets in a timely manner and within budget is contingent upon many variables and subject to substantial risks. These variables include, but are not limited to, the ability of key suppliers, general contractors and subcontractors to timely satisfy their obligations under existing or future contracts and in compliance with the terms of such contracts, including the EPC Contracts and equipment supply contracts we have already entered into; the impact of new tariffs, if any, inflation and other trade or economic factors that may impact the cost of supplies and services; any other changes in the availability or costs of materials, equipment or commodities; changes in law or regulation, including environmental compliance requirements; the availability of and ability of our contractors to hire and retain qualified labor and the cost of such labor; delays caused by construction incidents or injuries, work stoppages, poor initial cost estimates and unforeseen engineering issues; the impact of public health emergencies or natural disasters or other severe weather events; capital market conditions, including the availability of credit and our ability to obtain financing on acceptable terms; charges allocated to us by MISO with respect to these assets; the impact of public involvement, intervention or litigation; and our ability to obtain any necessary land rights, easements and/or zoning approvals in a timely manner, or at all.

We are monitoring risks related to increasing delivery lead times for certain construction and other materials, increasing risk associated with the unavailability of materials due to global shortages in raw materials and issues with transportation logistics, and risk of decreased construction labor productivity in the event of disruptions in the availability of materials critical to our gas and electric operations. Our efforts to enhance our resiliency to supply chain shortages may not be effective. We continue to see increasing prices and limited availability associated with certain materials, equipment and products, which may impact our ability to complete major capital projects at the cost and timing that was planned and approved. To the extent that delays occur, costs increase, costs become unrecoverable or recovery is delayed, or we otherwise become unable to effectively manage our costs and timely complete our capital projects, if at all, our business operations, results of operations, cash flows, and financial condition may be adversely affected. In addition, to the extent that delays occur on projects that target system integrity, the risk of an operational incident could increase.

Our existing and planned capital projects require numerous permits, approvals and certificates from federal, state, and local governmental agencies, including obtaining necessary rights-of-way, easements and transmissions connections, as well as complying with various environmental statutes, rules and regulations, among other items. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain or maintain any required approvals or to comply with any applicable laws or regulations, including as a result of public opposition to our existing or planned capital projects or due to new or increased federal, state or local requirements, we may not be able to construct or operate our facilities, we may be forced to incur

NISOURCE INC.
ITEM 1A. RISK FACTORS
additional costs, we may be forced to alter our capital project plans resulting in increased costs and/or delays or we may be unable to recover any or all amounts invested in a project. We also may not receive the anticipated increases in revenue and cash flows resulting from such projects and programs until after their completion.

In addition, we are subject to the risk that we may construct or purchase certain projects to capture anticipated future growth (including in connection with potential data center customers), which may not materialize, and may cause the construction to occur over an extended period of time, in which case we may be unable to recover any or all amounts invested in such a project, or receive the anticipated increases in revenue and cash flows resulting from such projects until much later than expected, if at all.

A significant portion of the gas and electricity we sell is used by residential and commercial customers for heating and air conditioning. Accordingly, fluctuations in weather, gas and electricity commodity costs, and economic conditions impact customer demand.
Energy sales are sensitive to variations in weather. Forecasts of energy sales are based on “normal” weather, which represents a long-term historical average. Significant variations from normal weather resulting from climate change or other factors could have, and have had, a material impact on energy sales. Additionally, residential usage, and to some degree commercial usage, is sensitive to fluctuations in commodity costs for gas and electricity (which volatility is described in more detail in the below risk factor), whereby usage declines with increased costs which could affect our financial results. Rising gas costs could heighten regulator and stakeholder sensitivity relative to the impact of base rate increases on customer affordability. Lastly, residential and commercial customers’ usage is sensitive to economic conditions and factors such as recession, inflation, unemployment, demand and consumer confidence. Therefore, prevailing economic conditions affecting our customers may in turn affect demand and our financial results.

Fluctuations in the price of energy commodities or their related transportation costs, or an inability to obtain an adequate, reliable and cost- effective fuel supply may impact our ability to meet customer demand.
Our current electric generating depends on coal and natural gas for fuel, and our gas distribution operations purchase and resell a portion of the natural gas we deliver to our customers. These energy commodities are subject to price fluctuations and fluctuations in associated transportation costs. We use physical hedging through the use of storage assets and use financial products in certain jurisdictions in order to offset fluctuations in commodity supply prices. We rely on regulatory recovery mechanisms in the various jurisdictions we operate in order to fully recover the commodity costs incurred in selling energy to our customers. While we have historically been successful in the recovery of costs related to such commodity prices, there can be no assurance that such costs will be fully recovered through rates in a timely manner.

In addition, we depend on electric transmission lines, natural gas pipelines, and other transportation and storage facilities owned and operated by third parties to deliver the electricity and natural gas we sell to wholesale markets, supply natural gas to our gas storage and electric generation facilities, and provide retail energy services to our customers. If transportation is disrupted, if capacity is inadequate or if supply is interrupted, we may be unable to sell and deliver our gas and electric services to some or all of our customers. As a result, we may be required to procure additional or alternative electricity and/or natural gas supplies at then-current market rates, which, if recovery of related costs is disallowed, could have a material adverse effect on our businesses, financial condition, cash flows, results of operations and/or prospects.

Failure to attract, retain or re-skill an appropriately qualified workforce, and maintain good labor relations, could adversely impact safety, service reliability, and customer satisfaction.
We face increased competition for talent which may result in longer hire times or increased cost due to the competitive nature of certain positions.

We operate in an industry that requires many of our employees and contractors to possess unique technical skill sets. An aging workforce without appropriate replacements, the mismatch of current skill sets to future needs, the unavailability of talent for internal positions and the unavailability of contract resources may lead to operating challenges or increased costs. These operating challenges include lack of resources, loss of knowledge and a lengthy time period associated with skill development. For example, certain skills, such as those related to construction, maintenance and repair of transmission and distribution systems, are in high demand and have a limited supply. Current and prospective employees may determine that they do not wish to work for us due to market, economic, employment or other conditions, including those related to organizational changes as described in the risk factor below.

NISOURCE INC.
ITEM 1A. RISK FACTORS
Further, as part of our strategic plan, which includes enhanced technology, transmission and distribution investments, and a reduction in reliance on coal-fired generation, we will need to attract and retain personnel that are qualified to implement such a strategy and may need to retrain or re-skill certain employees to support our long-term objectives. Additionally, successful implementation of our strategic plan is dependent on our ability to recruit and retain key executive officers to oversee our progress.

A significant portion of our workforce is subject to collective bargaining agreements. Our collective bargaining agreements are generally negotiated on an operating company basis with some companies having multiple bargaining agreements, which may span different geographies. Any failure to reach an agreement on new labor contracts or to renegotiate these labor contracts might result in labor disruptions, strikes or significant negotiated wage or benefit increases. Although we maintain workforce continuity plans, our workforce continuity plans may not be effective in avoiding work stoppages that may result from labor negotiations or mass resignations. Labor disruptions, strikes or significant negotiated wage and benefit increases, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our businesses, results of operations and/or cash flows.

Failure to attract, retain, or re-skill qualified employees, including the ability to transfer significant internal historical knowledge and expertise to new employees, could result in a loss of momentum, loss of high-level employees to our peers and could materially adversely affect our business, results of operations, cash flow and financial condition. If we are unable to successfully attract and retain an appropriately qualified workforce and maintain satisfactory labor relations, safety, service reliability, and customer satisfaction, our results of operations could be adversely affected.

If we cannot effectively manage new initiatives and organizational changes, we will be unable to address the opportunities and challenges presented by our strategy and the business and regulatory environment.
In order to execute on our sustainable growth strategy and enhance our culture of ongoing continuous improvement, we must effectively manage the complexity and frequency of new initiatives and organizational changes. The organizational changes from our transformation initiatives put pressure on employees due to the volume and pace of change and, in some cases, the loss of personnel. Front-line workers are being impacted by the variety of process and technology changes that are currently in progress.

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
Utilities rely on extensive networks of business partners and suppliers to support critical enterprise capabilities across their organizations. Like other companies in the utilities industry, we outsource certain services to third parties in areas including construction services, information technology, materials, fleet, environmental, operational services, corporate and other areas. We have seen, and may see in the future, slowing deliveries from suppliers and in some cases materials and labor shortages. In addition to delays and unavailability, at times, outsourcing of services to third parties could expose us to inferior service quality or substandard deliverables, which may result in non-compliance (including with applicable legal requirements and industry

NISOURCE INC.
ITEM 1A. RISK FACTORS
standards), interruption of service, accidents, or reputational harm, which could negatively impact our business, financial condition and results of operations. The nature of indirect supply chain, including a potential lack of control or certain visibility into sourcing by vendors, may also impact our ability to serve customers in a safe, reliable and cost-effective manner. These risks include the risk of operational failure, reputation damage, disruption due to new supply chain disruptions, exposure to significant commercial losses and fines and poorly positioned and distressed suppliers. If delayed deliveries and shortages or any other difficulties in the operations of these third-party suppliers and service providers, including their systems, were to occur, they could adversely affect our results of operations, or adversely affect our ability to work with regulators, unions, customers, or employees.

A cyber-attack or security breach on any of our or certain third-party technology systems, including but not limited to information systems, infrastructure, software and hardware, upon which we rely may adversely affect our ability to operate, could lead to a loss or misuse of confidential and proprietary information, or potential liability.
We are reliant on technology to run our business, which is dependent upon technology systems to process critical information necessary to conduct various elements of our business, including the generation, transmission and distribution of electricity; operation of our gas pipeline facilities; and the recording and reporting of commercial and financial transactions to regulators, investors and other stakeholders. In addition to general information and cybersecurity risks that all large corporations face (e.g., ransomware, malware, unauthorized access attempts, phishing attacks, malicious intent by insiders, third-party software vulnerabilities and inadvertent disclosure of sensitive information), the utility industry faces evolving and increasingly complex cybersecurity risks associated with protecting electric grid and natural gas infrastructure as well as sensitive and confidential customer and employee information. Deployment or adoption of new or emerging business technologies, including artificial intelligence, Internet of Things (IoT) devices, and cloud-based platforms, increased reliance on third-party vendors, cloud service providers and software supply chains, along with maintaining legacy technology, heightens our exposure to risks outside of our control and represents a large-scale opportunity for attacks on our information systems and confidential customer and employee information, as well as on the integrity of the electric grid and the natural gas infrastructure. Increasing large-scale corporate cyber-attacks in conjunction with more sophisticated threats continue to challenge utility companies. Additionally, international conflicts, as well as increased surveillance activity from global threat actors, has increased the likelihood of a cyber-attack or security breach on critical infrastructure systems.

Additionally, our information systems could experience sophisticated, cyber-attacks or security breaches by a variety of sources, including foreign sources, with the apparent aim to breach our cyber-defenses. While we have implemented and maintain a cybersecurity program designed to protect our information technology, operational technology, and data systems from such cyber-attacks or security breaches, our cybersecurity program does not prevent all breaches, cyber-attack or security breach incidents. We have experienced an increase in the number of attempts by external parties to access our networks or our company data without authorization. We have experienced, and expect to continue to experience, cybersecurity intrusions and attacks or security breaches to our information systems. To our knowledge, none of these intrusions or attacks have resulted in a material cybersecurity intrusion or data breach. The risk of a disruption or breach of our operational technology, or the compromise of the data processed in connection with our operations, through cybersecurity breach or ransomware attack has increased as attempted cyber-attacks or security breaches have advanced in sophistication and number around the world. Technological complexities combined with advanced cyber-attack or security breach techniques, lack of cybersecurity hygiene and human error can result in a cybersecurity incident, such as a ransomware attack. Supplier non-compliance with cybersecurity controls can also result in a cybersecurity incident. We are aware of vendor cybersecurity incidents that have impacted our business, although no such events have had a material impact. Cyber-attacks or security breaches can occur at any point in the supply chain or with any suppliers, and future supplier non-compliance with cybersecurity controls could result in material cybersecurity incidents. In addition, we use unmanned aircraft systems (UAS) or drones in our business operations. UASs are also being used for malicious activities and the cybersecurity risk in connection with operating UASs is increasing.

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

NISOURCE INC.
ITEM 1A. RISK FACTORS
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
A disruption or failure of natural gas distribution systems, or within electric generation, transmission or distribution systems, in the event of a hurricane, tornado, wildfire, flood, or other major weather event, or terrorist attack, acts of war, international military invasions, including the political and economic disruption and uncertainty related to such terrorist attack, acts of war, or international military invasions, civil unrest, accident, public health emergency (e.g. pandemic), or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. We have experienced disruptions in the past from tornadoes, hurricanes and remnants of hurricanes and other events of this nature. Also, companies in our industry face a heightened risk of exposure to and have experienced acts of terrorism and vandalism. Our electric and gas physical infrastructure may be targets of physical security threats or terrorist activities that could disrupt our operations. We have increased security given the current environment and may be required by regulators or by the future threat environment to make investments in security that we cannot currently predict. In addition, supply chain constraints could impact our ability to timely restore services. The occurrence of such events could materially adversely affect our business, financial position and results of operations. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. As a result, the amount and scope of insurance coverage maintained against losses resulting from any such event may not be sufficient to cover such losses or otherwise adequately compensate for any business disruptions that could result.

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
Climate change is exacerbating risks to our physical infrastructure by increasing the frequency of extreme weather, including temperature stresses to our electric and gas systems and equipment and storms and floods that damage infrastructure. In addition, climate change is likely to cause lake and river level changes that affect the manner in which services are currently

NISOURCE INC.
ITEM 1A. RISK FACTORS
provided and droughts or other limits on water used to supply services, and other extreme weather conditions. We have adapted and will continue to evolve our infrastructure and operations to meet current and future needs of our stakeholders. With higher frequency of these and other possible extreme weather events it may become more costly for us to safely and reliably deliver certain products and services to our customers. As our generation profile increases geographically, it is potentially more vulnerable to certain weather hazards, thereby increasing the frequency of weather impacts to overall electric reliability. Furthermore, in certain locations, our generation assets are geographically concentrated. Therefore, a localized weather or hazard impacting such a location could have a disproportionate cost and adverse effect on our ability to deliver certain products and services. Some of these costs may not be recovered. To the extent that we are unable to recover those costs, or if higher rates arising from recovery of such costs result in reduced demand for services, our future financial results may be adversely impacted. Further, as the intensity and frequency of significant weather events increases, insurers may reprice or remove themselves from insuring risks for which the company has historically maintained insurance, resulting in increased cost or risk to us.

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

We are subject to operational and financial risks and liabilities associated with the implementation and efforts to achieve our carbon emission reduction goal.
In November 2022, we announced our goal of reaching net zero Scope 1 and 2 greenhouse gas emissions by 2040 (the “Net Zero Goal”). Achieving the Net Zero Goal will require supportive regulatory and legislative policies, favorable stakeholder environments and advancement of technologies that are not currently economically or technologically feasible to deploy at scale, of which, the impacts and costs are not currently fully understood. NIPSCO’s electric generation transition, which is outlined in the 2024 Plan, is a key element of the Net Zero Goal. Our analysis and plan for execution requires us to make a number of assumptions. These underlying assumptions involve risks and uncertainties and are not guarantees. Should one or more of our underlying assumptions prove incorrect, our actual results and ability to achieve our emissions goal could differ materially from our expectations. Certain of the assumptions that could impact our ability to meet our emissions goal include, but are not limited to: the accuracy of current emission measurements; the ability to complete and implement generation alternatives to NIPSCO’s coal generation and retire NIPSCO’s coal facilities; the ability to implement our modernization plans

NISOURCE INC.
ITEM 1A. RISK FACTORS
for our natural gas pipelines and facilities, including construction of new pipelines and facilities; customer demand and capacity needs remaining in line with current expectations, including impacts from energy efficiency and technological innovation and adoption of alternative energy sources; the ability to effectively manage emissions associated with electric generation to serve growth and data center development; the ability to manage costs and supply chain risks associated with construction of electric and natural gas assets; technological innovation and costs of energy generation technologies such as wind, solar, nuclear thermal and energy storage, and of carbon abatement technologies such carbon capture solutions; stakeholder support for these technologies; regulatory approval and the terms of such approvals; impacts of potential future environmental regulations or legislation, including potential GHG pricing regimes such as a carbon tax or methane fee; the price, availability and regulation of carbon offsets; and the price of natural gas and alternative fuels such as hydrogen. Any negative opinions with respect to these goals or our environmental practices, including our ability to meet the challenges posed by climate change and our ability to achieve our carbon emission reduction goals, or a scaling back of these goals, formed by regulators, customers, investors or legislators could harm our reputation and have an adverse effect on our financial condition.
FINANCIAL, ECONOMIC AND MARKET RISKS
We have substantial indebtedness which could adversely affect our financial condition.
Our business is capital intensive and we rely significantly on long-term debt to fund a portion of our capital expenditures and repay outstanding debt, and on short-term borrowings to fund a portion of day-to-day business operations. We had total consolidated indebtedness of $16,213.5 million outstanding as of December 31, 2025. Our substantial indebtedness could have important consequences. For example, it could:
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

Some of our debt obligations contain financial covenants related to debt-to-capital ratios and cross-default provisions. Our failure to comply with any of these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of outstanding debt obligations. Additionally, non-compliance with debt covenants could adversely affect our ability to obtain future borrowings. Any and all of the above could materially adversely affect our business, financial condition, results of operations, and liquidity.

In addition, we expect to incur significant additional indebtedness in order to construct the generation and transmission assets needed to serve ADS and any future data center customers. See “Data Center Operations and Strategy Risks—We will be required to obtain significant additional financing in order to construct the Contract Assets and any generation or transmission assets we develop to support future data center contracts. Such financing may not be available on favorable terms, if at all.” and “—Pursuit of our partnership with ADS creates significant opportunity costs and reduces our strategic and financial flexibility in the near term.” for a discussion of certain risks relating to this anticipated additional indebtedness.

A drop in our credit ratings could adversely impact our cash flows, results of operation, financial condition and liquidity.
The availability and cost of credit for our businesses may be greatly affected by credit ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our actual or perceived business risk (including increasing data center operations as compared to traditional utility operations), capital structure, earnings profile, liabilities, business strategy, and overall shifts in the economy or business environment. We are committed to maintaining investment grade credit ratings; however, there is no assurance we will be able to do so in the future. Our credit ratings could be lowered or withdrawn entirely by a rating agency if, in its judgment, the circumstances warrant. Any negative rating action could adversely affect our ability to access capital at rates and on terms that are attractive. A negative rating action could also adversely impact our business relationships with suppliers and operating partners, who may be less willing to extend credit or offer us similarly favorable terms as secured in the past under such circumstances.

NISOURCE INC.
ITEM 1A. RISK FACTORS
Certain of our subsidiaries have agreements that contain “ratings triggers” that require increased collateral in the form of cash, a letter of credit or other forms of security for new and existing transactions if our credit ratings (including the standalone credit ratings of certain of our subsidiaries) drop below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of gas or power. As of December 31, 2025, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $150.2 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.

If our or certain of our subsidiaries’ credit ratings were downgraded, especially below investment grade, financing costs and the principal amount of our indebtedness would likely increase due to the additional risk of our debt and because certain counterparties may require additional credit support as described above. Such increase may be material and could adversely affect our cash flows, results of operations and financial condition. Losing investment grade credit ratings may also result in more restrictive covenants and reduced flexibility on repayment terms in debt issuances, lower our share price and result in greater stockholder dilution from common equity issuances, in addition to reputational damage within the investment community.

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

We rely on access to the capital markets to finance our liquidity and long-term capital requirements, including expenditures for our utility infrastructure and to comply with future regulatory requirements, to the extent not satisfied by the cash flow generated by our operations. We have historically relied on the issuance of long-term debt and equity securities to fund a portion of our capital expenditures and repay outstanding debt, and on short-term borrowings to fund a portion of day-to-day business operations. There may be external factors such as inflation, monetary policy or other market conditions which could impact our cost of borrowing and could make it more difficult to obtain financing for our operations or investments on favorable terms. Successful implementation of our long-term business strategies, including capital investment, is dependent upon our ability to access the capital and credit markets, including the banking and commercial paper markets, on competitive terms and rates. An economic downturn or uncertainty, market turmoil, changes in interest rates, changes in tax policy, challenges faced by financial institutions, changes in our credit ratings, or a change in investor sentiment toward us or the utilities industry generally could adversely affect our ability to raise additional capital or refinance debt. For example, because NIPSCO’s current generating facilities partially rely on coal for its operations, certain financial institutions may choose not to participate in our financing arrangements. In addition, investors may choose to sell or choose not to purchase our stock due to environmental, social and governance or sustainability concerns. Reduced access to capital markets, increased borrowing costs, and/or lower equity valuation levels could reduce future earnings per share and cash flows. In addition, any rise in interest rates may lead to higher borrowing costs, which may adversely impact reported earnings, cost of capital and capital holdings.

We may face limits on our ability, or inability, to access credit and capital markets or may experience significant increases in the cost of capital, which could limit our ability to implement or increase the costs of implementing, our business plan, which, in turn, could materially and adversely affect our results of operations, cash flows, financial condition and liquidity.

Most of our revenues are subject to regulation and are exposed to the impact of regulatory rate reviews and proceedings.
Most of our revenues are subject to regulation at either the federal or state level. As such, the revenues generated by us are subject to regulatory review by the applicable federal or state authority. These rate reviews determine the rates charged to customers and directly impact our revenues. Our financial results are dependent on frequent regulatory proceedings in order to ensure timely recovery of costs and investments. As described in more detail in the risk factor below, the outcomes of these proceedings are uncertain, potentially lengthy and could be influenced by many factors, some of which may be outside of our control, including the cost of providing service, the regulators' view as to the necessity of our expenditures, regulatory interpretations, customer intervention, economic conditions, the political environment and customer affordability. Further, the rate orders are subject to appeal, which creates additional uncertainty as to the rates that will ultimately be allowed to be charged for services.

NISOURCE INC.
ITEM 1A. RISK FACTORS

The actions of regulators and legislators could result in outcomes that may adversely affect our earnings and liquidity.
The rates that our electric and natural gas companies charge their customers are determined by their state regulatory commissions and by the FERC. These state regulatory commissions also regulate the companies’ accounting, operations, the issuance of certain securities and certain other matters. The FERC also regulates the transmission of electric energy, the sale of electric energy at wholesale, accounting, issuance of certain securities and certain other matters, including reliability standards through the North American Electric Reliability Corporation (NERC). Further, NIPSCO’s and GenCo’s operations under the ADS Contract will be, and under future data center contracts are expected to be, regulated by the IURC in a different way from the regulatory mechanisms applicable to NIPSCO’s historical operations. See “Data Center Operations and Strategy Risks” for a discussion of certain such risks.

Under state and federal law, our electric and natural gas companies are entitled to charge rates that are sufficient to allow them an opportunity to recover their prudently incurred operating and capital costs and a reasonable rate of return on invested capital, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests. Our electric and natural gas companies are required to engage in regulatory approval proceedings as a part of the process of establishing the terms and rates for their respective services. Each of these companies prepares and submits periodic rate filings with their respective regulatory commissions for review and approval, which allows for various entities to challenge our current or future rates, structures or mechanisms and could alter or limit the rates we are allowed to charge our customers. These proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, who have differing interests. Any change in rates, including changes in allowed rate of return, are subject to regulatory approval proceedings that can be contentious, lengthy, and subject to appeal. This may lead to uncertainty as to the ultimate result of those proceedings. Established rates are also subject to subsequent prudency reviews by regulators, whereby various portions of rates could be adjusted, subject to refund or disallowed, including cost recovery mechanisms. The ultimate outcome and timing of regulatory rate proceedings could have a significant effect on our ability to recover costs or earn an adequate return. Adverse decisions in our proceedings or changes to the related regulatory rules or processes could adversely affect our financial position, results of operations and cash flows.

There can be no assurance that regulators will approve the recovery of all operating and capital costs incurred by our electric and natural gas companies, including, but not limited to, costs for construction, operation and maintenance, and compliance with current and future changes in environmental, federal pipeline safety, critical infrastructure and cybersecurity laws and regulations. Further, we face regulatory challenges when our electric and gas companies seek regulatory recovery of increases to materials and other costs as a result of inflationary pressures, including accounting for inflationary pricing in plans and assumptions and ensuring there is a regulatory recovery model. There is debate among regulators and other stakeholders over how to transition to a decarbonized economy and prudency arguments relative to investing in natural gas assets when the depreciable life of the assets may be shortened due to electrification. The inability to recover a significant amount of operating or capital costs could have an adverse effect on our financial position, results of operations and cash flows.

Changes to rates may occur at times different from when costs are incurred. Additionally, catastrophic events at other utilities could result in our regulators and legislators imposing additional requirements that may lead to additional costs or operational requirements for our companies.

In addition to the risk of disallowance of incurred costs, regulators may also impose downward adjustments in a company’s allowed ROE, as well as assess penalties and fines. Regulators may reduce ROE to mitigate potential customer bill increases due to items unrelated to capital investments. These actions would have an adverse effect on our financial position, results of operations and cash flows.

For a discussion of the regulation of our operations related to serving data center customers and relationships with data center customers that are served by generation assets constructed by GenCo and related risks, see “Data Center Operations and Strategy Risks—The return structure and risk profile of ADS Contract and related development of the Contract Assets differ from those of NIPSCO’s traditionally regulated utility operations. Any future data center contracts we enter into are expected to have a comparable structure and risk profile.”

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

NISOURCE INC.
ITEM 1A. RISK FACTORS
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
Business operations throughout our service territories have been and may continue to be adversely affected by economic events at the national and local level where our businesses operate. In particular, sales to large industrial customers, such as those in the steel, oil refining, industrial gas and related industries, are impacted by economic downturns and recession; geographic or technological shifts in production or production methods; and other changes in consumer demand, including due to a preference for environmentally friendly products and practices. The U.S. manufacturing industry continues to adjust to changing market conditions including international competition, inflation and increasing costs, government and societal pressure to decarbonization, and fluctuating demand for its products.

We are exposed to risk that customers will not remit payment for delivered energy or services, and that suppliers or counterparties will not perform under various financial or operating agreements.
Our extension of credit is governed by a Corporate Credit Risk Management Policy, involves judgment by our employees and is based on an evaluation of customer, supplier, or counterparty’s financial condition, credit history and other factors. We monitor our credit risk exposure by obtaining credit reports and updated financial information for customers and suppliers, and by evaluating the financial status of our banking partners and other counterparties by reference to market-based metrics such as credit default swap pricing levels and to traditional credit ratings provided by the major credit rating agencies. Adverse economic conditions impacting these credit risk exposures could result in an increase in defaults by customers, suppliers and counterparties. We are also exposed to the risk that due to adverse economic conditions one or more suppliers or counterparties may fail or delay the performance of their contractual obligations, such risks could negatively impact our business, financial condition and cash flow.

We are a holding company and are dependent on cash generated by our subsidiaries to meet our debt obligations and pay dividends on our stock.
We are a holding company and conduct our operations primarily through our subsidiaries, which are separate and distinct legal entities. Substantially all of our consolidated assets are held by our subsidiaries. Accordingly, our ability to meet our debt obligations or pay dividends on our common stock and preferred stock, if any, is largely dependent upon cash generated by these subsidiaries. In the event a major subsidiary is not able to pay dividends or transfer cash flows to us, our ability to service our debt obligations or pay dividends could be negatively affected.

Capital market performance and other factors may decrease the value of benefit plan assets, which then could require significant additional funding and impact earnings.
The performance of the capital markets affects the value of the assets that are held in trust to satisfy future obligations under defined benefit pension and other postretirement benefit plans. We have significant obligations in these areas and hold significant assets in these trusts. These assets are subject to market fluctuations and may yield uncertain returns, which could fall below our projected rates of return. A decline in the market value of assets may increase the funding requirements of the obligations under the defined benefit pension plans. Additionally, changes in interest rates affect the liabilities under these benefit plans; as interest rates decrease, the liabilities increase, which could potentially increase funding requirements. Further, the funding requirements of the obligations related to these benefit plans may increase due to changes in governmental regulations and participant demographics, including increased numbers of retirements or longer life expectancy assumptions, as well as voluntary early retirements. In addition, lower asset returns result in increased expenses. Ultimately, significant funding requirements and increased pension or other postretirement benefit plan expenses could negatively impact our results of operations and financial position.

We have significant goodwill. Any future impairments of goodwill could result in a significant charge to earnings in a future period and negatively impact our compliance with certain covenants under financing agreements.
In accordance with GAAP, we test goodwill for impairment at least annually and review our definite-lived intangible assets for impairment when events or changes in circumstances indicate its fair value might be below its carrying value. Goodwill is also tested for impairment when factors, examples of which include reduced cash flow estimates, a sustained decline in stock price

NISOURCE INC.
ITEM 1A. RISK FACTORS
or market capitalization below book value, indicate that the carrying value may not be recoverable and results in a significant charge to earnings. We cannot predict the timing, magnitude, or duration of such changes. In general, an impairment of goodwill would not be recoverable, in which case we may record a non-cash impairment charge, which could materially impact our results of operations and financial position.

A significant impairment charge in the future could impact the capitalization ratio covenant under certain financing agreements. We are subject to a financial covenant under our revolving credit facility, which requires us to maintain a debt to capitalization ratio that does not exceed 70%. As of December 31, 2025, the ratio was 51.0%.
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

NISOURCE INC.
ITEM 1A. RISK FACTORS
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

We have a pending application with the EPA to continue operation of a CCR impoundment that is tied to operation of R.M. Schahfer Generating Station Units 17 and 18, which are operating under a 202(c) order. The EPA has proposed a rule that would extend the deadline to close this CCR impoundment from 2028 to 2031. In the event that approval of this application is not obtained, or the rule is not finalized and implemented, future operations could be impacted, as well as NIPSCO's ability to comply with certain EPA requirements.

The actual future expenditures to achieve environmental compliance depends on many factors, including the nature and extent of impact, the method of remediation or improvement, the cost of raw materials, contractor costs, and requirements established by environmental authorities. Changes or increases in costs and the ability to recover under regulatory mechanisms could affect our financial position, financial results and cash flows.

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

DATA CENTER OPERATIONS AND STRATEGY RISKS

Data center growth in our service territories, including a focus on northern Indiana, while providing growth opportunities that enhance our business strategy, provide significant financial, operational, and regulatory risks that must be effectively managed.

As we continue to evaluate new business opportunities presented by the data center development in our territories, including a focus on northern Indiana, we face a variety of challenges including accurately predicting future power needs of data centers due to rapidly changing technology and market dynamics, managing the potential power demand, generation sources, and transmission capabilities to meet potential load growth from any data center customer, financing the capital investment needed to build and maintain the necessary infrastructure to support data center development, obtaining permitting and siting approval for necessary infrastructure (which may encounter significant local opposition), managing the possible environmental impact of the potential increased power demand while remaining focused on our Net Zero Goal, and evaluating and complying with evolving regulations related to data center development. In addition, our ADS Contract requires us to invest significant capital to develop generation sources and transmission capabilities before we receive the full return on the capital invested, and it is likely that any future data center contracts we enter into similarly will require significant investment before receiving returns. In addition, we face challenges in predicting the demand of potential data center customers in our service territories. It is possible that we may overestimate such demand, causing us to invest in generation and transmission assets in excess of those needed to serve data center customers. If we are not able to utilize such assets to serve other customers, this could negatively affect our

NISOURCE INC.
ITEM 1A. RISK FACTORS
reputation, cash flows, financial position and/or results of operations. We also may underestimate the potential demand of data center customers, in which case we may not be able to develop necessary generation and transmission assets within a timeframe that is acceptable to potential customers, resulting in the loss of potentially profitable opportunities. We must effectively manage these financial, operational and regulatory risks.

Our construction of the Contract Assets and any generation or transmission assets we develop to support future data center contracts involves significant risks. Construction delays, cost overruns or performance issues with the Contract Assets could reduce our returns under the ADS Contract or other future data center contracts and could require us to obtain additional financing.
In connection with the ADS Contract and any future data center contracts, we expect to construct significant generation and transmission assets. Our ability to construct such assets in a timely manner and within budget is contingent upon many variables and subject to substantial risks. See “Operational Risks— Our capital projects and programs subject us to construction and supply risks, and are subject to regulatory oversight, including requirements for permits, approvals and certificates from various governmental agencies” for additional information. Our return under the ADS Contract will be, and our return under future data center contracts is expected to be, affected by our ability to construct, develop and place into service these assets on time or at all and consistent with initial cost estimates, as well as the performance of these assets once constructed and placed into service.

Under the ADS Contract, if the Contract Assets are delivered into service late or do not achieve certain other performance-related milestones, ADS is entitled to liquidated damages, which would be offset against NIPSCO’s billings to ADS and reduce the rate of return earned under the ADS Contract. In addition, our actual costs to construct the Contract Assets may exceed the budget contemplated by the ADS Contract, which could result from delays in construction or from other factors. Any such cost overruns will need to be funded initially by us, either through our cash flows from operating activities or additional debt or equity financing. Although our EPC contracts provide certain protections against cost overruns under those contracts, and any excess costs not recoverable through the EPC contracts are to be shared by us and ADS, any recoveries from our EPC contractors and/or ADS would occur over an extended period of time. The need for us to fund these expenses in the first instance may reduce our ability to use our operating cash flows for other purposes or may require us to obtain additional debt or equity financing, which may not be available on favorable terms or at all. These costs, if incurred, could negatively impact our return under the ADS Contract or adversely affect our future results and financial condition. In addition, we expect that construction delays, performance shortfalls or cost overruns in connection with construction of generation and transmission assets supporting any future data center contracts could similarly have a negative effect on our return under such contracts and our financial condition.

We will be required to obtain significant additional financing in order to construct the Contract Assets and any generation or transmission assets we develop to support future data center contracts. Such financing may not be available on favorable terms, if at all.
In order to finance the construction of the Contract Assets, as well as any generation and transmission assets we develop to support future data center contracts, we expect to incur significant additional long-term debt and issue additional equity in NiSource, in addition to the financing we otherwise would seek to support investments in our existing businesses and refinance existing indebtedness. The NIPSCO Holdings II LLC Agreement and Generation Holdings II LLC Agreement will allow for additional capital contributions from affiliates of Blackstone to NIPSCO Holdings II and Generation Holdings II in connection with such Blackstone affiliates’ minority interest investments in those entities. In addition, we may consider other funding sources, structures, or partnerships such as JVs or off-balance sheet arrangements such as BTAs, as market conditions and strategic considerations evolve, or as may be necessary to support maintenance of our investment grade credit ratings. The amount of additional long-term debt or NiSource equity needed to support construction of the Contract Assets and any generation and transmission assets to support future data center contracts could increase, potentially significantly, from our current expectations if we experience construction delays or cost overruns.

External factors such as inflation, monetary policy or other market conditions could impact our cost of borrowing and could make it more difficult to obtain the financing that is required to construct the Contract Assets and any generation and transmission assets we develop to support future data center contracts on favorable terms, or at all. The issuance of additional debt could negatively impact our credit ratings and overall cost of capital, which could in turn adversely affect our future results and liquidity. In addition, an economic downturn or uncertainty, market turmoil, changes in interest rates, changes in tax policy, challenges faced by financial institutions, or a change in investor sentiment toward us or the utilities industry or the cloud-computing, artificial intelligence and data center industry generally could adversely affect our ability to raise the necessary capital. Reduced access to capital markets, increased borrowing costs, and/or lower equity valuation levels could jeopardize our

NISOURCE INC.
ITEM 1A. RISK FACTORS
ability to complete construction of the Contract Assets or any generation and transmission assets we develop to support future data center contracts on-time and within budget, and could reduce future earnings per share and cash flows. In addition, any rise in interest rates may lead to higher borrowing costs, which may adversely impact reported earnings, cost of capital and capital holdings.

Pursuit of our partnership with ADS creates significant opportunity costs and reduces our strategic and financial flexibility in the near term.
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

In addition to these factors relating to our financing and credit ratings, our partnership with ADS is expected to employ a significant amount of our existing excess transmission infrastructure, which will limit our ability to use these assets for other opportunities, including additional data center opportunities. Furthermore, effectively overseeing the construction and financing of the Contract Assets will require significant time and attention of our management, which could detract from their oversight of our existing business and ability to pursue other strategic opportunities.

The return structure and risk profile of ADS Contract and any future data center contract will differ from those of NIPSCO’s traditionally regulated utility operations.
NIPSCO’s and GenCo’s operations under the ADS Contract will be, and under future data center contracts are expected to be, regulated by the IURC in a different way from the regulatory mechanisms applicable to NIPSCO’s historical operations, which affects the manner in which we recover our investment costs and earn a return on our investment. NIPSCO’s electric utility rates historically have been determined and approved in regulatory proceedings with the IURC based on an analysis of NIPSCO’s costs to provide utility service and a return on, and recovery of, NIPSCO’s investment in the utility business. Through the IURC rate-making process, retail rates may be adjusted over time, and NIPSCO may request additional revenue, in order to cover ongoing costs and investment and earn an adequate return.

In contrast, the terms of the ADS Contract were, and the terms of any future contracts with other data center customers are expected to be, determined through commercial negotiations. In the case of the ADS Contract, these terms include the charges that we receive from ADS, which are designed to allow us to recover the costs that we incur to construct and operate the Contract Assets and earn a return, and provisions that may result in adjustments to those charges such as, among other factors, those relating to certain liquidated damages that we may owe ADS in the event of construction delays or capacity shortfalls and the parties’ responsibility to share cost overruns, among other provisions. The terms of any future data center contracts we enter into may differ from the terms of the ADS Contract. For example, customer demand may not be served through designated assets and may contemplate that capacity will be procured via PPAs with third parties. However, the terms of any future data center contracts (including the charges we receive from customers and any potential adjustments to such charges) will inform our ability to recover our investments and earn a return. These terms of the ADS Contract do not, and the terms of any future data center contract are not expected to, guarantee a specific overall rate of return, and the overall return we earn under the ADS Contract or any future data center contracts may ultimately be lower than that of NIPSCO’s traditional utility operations. The IURC will not determine the commercial terms of the ADS Contract and is not expected to determine the commercial terms of any future data center contracts; however, the IURC is expected to maintain oversight under the ADS Contract and any future data center contracts to ensure NIPSCO provides reliable service to ADS and any future data center customers at just and reasonable rates. In order to recover our investment costs and earn our return under the ADS Contract and any future data center contracts, our subsidiaries must efficiently perform their own obligations and must look to ADS or future customers (or, if applicable, any parent guarantor) to perform its obligations, rather than the IURC making use of its traditional rate-making process. In addition, under the ADS Contract, NIPSCO has direct contractual obligations to the ADS to, among other things, construct the Contract Assets and deliver committed electric capacity in fixed amounts by certain dates. We expect our subsidiaries to have comparable contractual obligations to customers in connection with any future data center contracts. If disputes arise with data center customers, including ADS, regarding provisions of a data center contract, including the ADS Contract, or payments to be made or actions to be taken thereunder, we may be significantly disadvantaged as a result of, among other factors, the significance of such contracts to us and the greater resources (financial and otherwise) available to the relevant customer. Any dispute or litigation with a data center customer, including ADS, could create significant demands on the attention of management and result in significant costs to us.

NISOURCE INC.
ITEM 1A. RISK FACTORS
In addition, the IURC, through its review and approval of the ADS Contract and any future data center contracts, and the related PPAs between NIPSCO and GenCo, will have ultimate authority over the implementation of these agreements. In this context, we will need to continuously assess the applicability of ASC Topic 980 over the life of the ADS Contract and other data center contracts. It is possible that significant construction overruns, capacity shortfalls or other events that could result in NIPSCO or GenCo owing liquidated damages under the ADS Contract or any future data center contract could either preclude ongoing application of ASC Topic 980 or result in an immediate disallowance and impairment of the Contract Assets, or, if applicable, and any generation and transmission assets we develop to support future data center contracts. In addition, early termination of the ADS Contract or any future data center contract, as applicable, could result in such impairment and discontinuation of application of ASC Topic 980 with respect to the assets being constructed to serve the applicable data center contract, unless such assets can be used to support new or existing customers. If we incur significant costs that we are not able to recover from ADS or future data center customers (for example, greater than expected purchases of market capacity or operations and maintenance costs significantly exceeding those contemplated by the ADS Contract or any future data center contract), this also could discontinue the application of ASC Topic 980 to the ADS Contract and the Contract Assets, or other applicable data center contract and related assets.

Our partnership with ADS exposes us to significant customer concentration risk.
ADS will be a significant customer of our electric utility operations. For example, the generating capacity of the Contract Assets, when fully delivered into service, is expected to be approximately equivalent to the generating capacity of all NIPSCO’s existing generating assets. However, ADS has the right to terminate the ADS Contract for convenience following certain notice periods. If ADS terminates or defaults under the ADS Contract or elects not to renew the ADS Contract after the initial term, we may not be able to replace ADS’ demand or otherwise fully utilize the assets constructed in connection with the ADS Contract. We also may not receive the same level of return with respect to any alternative use.

In addition, ADS has a one-time option (exercisable no later than March 31, 2029) to halve committed capacity under the ADS Contract to 1,200 MW commencing January 31, 2032. If ADS elects to reduce the committed capacity under the ADS Contract or to terminate the ADS Contract during its initial term, we will not receive the full earnings we expect to receive over the life of the ADS Contract. Although the ADS Contract provides for reimbursement for our investment in the Contract Assets and related expenses in the event of a reduction in the committed capacity or early termination, the amount of any reimbursement is capped under the ADS Contract, with the amount of the caps being based on cost estimates determined as of signing. Furthermore, our ability to collect any reimbursable amounts will depend upon the willingness and ability of ADS or its parent guarantor to satisfy their payment obligations under the ADS Contract and related guarantee. Accordingly, we may not be able to recover our full investment, which may adversely affect our future results and financial condition.

Any of the above outcomes could adversely affect our future results, financial conditions and results of operations. Termination of the ADS Contract during its initial term or exercise by ADS of its one-time option to reduce capacity also may cause us reputational harm, which could, among other things, negatively affect our ability to source and execute contracts with additional data center customers.

Although we anticipate expanding our base of data center customers, we expect the total number of data center customers we serve to remain relatively small by comparison to our current customer base. Any future data center contracts our subsidiaries enter into may contain termination and/or capacity reduction provisions and related reimbursement comparable to the ADS Contract, exposing us to risks comparable to those described above (the significance of which will be affected by the relative size of any such contract and the costs we incur to develop resources supporting such contract). The concentration of business with a small number of customers in an industry based on emerging technologies, including artificial intelligence and machine learning, presents several risks for us. Our data center customers’ technologies and their related business applications have developed rapidly in recent years and continue to develop. We cannot predict the rate at which or the extent to which these emerging technologies will be broadly adopted and successful as business models. Additionally, these customers may experience business downturn, which may cause the loss of these customers or may weaken their financial condition. Similarly, customers may reduce their investment in these new technologies or abandon them entirely.

Many factors, including those outside our and our data center customers’ control, could cause our data center customers to terminate their data center contracts or exercise any applicable options to reduce capacity. These factors also could contribute to an overall lessening of demand from data center customers. Such factors include, for example: (i) construction delays, cost overruns or capacity shortfalls that occur in connection with our construction of the generation and transmission assets we plan to construct to serve our data center customers, (ii) similar problems that our data center customers may encounter in

NISOURCE INC.
ITEM 1A. RISK FACTORS
connection with constructing their data centers, (iii) any decrease or lessening of current cloud-computing or artificial intelligence demand trends or a change in the current supportive legal and regulatory environment (in Northern Indiana or elsewhere) with respect to cloud-computing or artificial intelligence, as well as other factors such as environmental concerns (for example, relating to the sourcing of natural gas to power data centers or supplying water from local resources to cool data centers), which could negatively impact the demand for data centers, (iv) technological or other advances impacting the design and operation of data centers, which could reduce the amount of electricity needed to power data centers, potentially significantly, (v) competing energy technologies could become a preferred source of energy for powering data centers, (vi) any business downturns or weakening financial condition that our data center customers may experience and (vii) any decision by our data center customers to reduce their investment in these new technologies or abandon them entirely.

In addition, as a result of the ADS Contract, and any further agreements we may sign with data center companies, our stock price may experience increased volatility as a result of factors outside our control. For example, our stock price may be negatively affected as a result of any actual or perceived slowdown in the adoption of artificial intelligence technology, the regulation or proposed regulation of such technology, or actual or perceived changes in the strategic or financial position of our data center customers. The trading prices for shares of stock in a number of U.S. public companies operating or serving data centers have recently experienced significant volatility.

NISOURCE INC.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We have implemented and maintain a comprehensive cybersecurity program that includes a variety of security controls and measures designed to identify, assess, and manage material cybersecurity risks. The program is a part of our enterprise risk management strategy. The enterprise risk team and the Risk Management Committee review material risks to any NiSource operating company based on perspectives from external experts, peer surveys, and the potential impact to our enterprise assets and strategic objectives.

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

Our cybersecurity program includes the following key components:

Risk assessment. We regularly assess our cybersecurity risks to identify and prioritize the most significant threats. The risk assessment process considers a variety of factors, including those specific to the utility/energy industry, the types of data we collect and store, and the threats posed by known vulnerabilities. We engage third parties to perform independent assessments of our cybersecurity program, provide intelligence about the threat environment, and to provide operational assistance in managing the program. Annually, a third-party independent assessment is performed to evaluate our cybersecurity maturity against a framework of cybersecurity controls. We also perform bi-annual penetration testing and social engineering assessments performed by a third-party.

Third-party risk management. We perform cyber assessments periodically on all third-party vendors and service providers with whom we share data, rely on for critical business functions, or provide access to our network or systems. Our Supply Chain function works with the Legal and Cyber functions to periodically update cybersecurity contractual provisions in its vendor agreements, with deviations from such provisions requiring approval from the Legal and Cyber functions. Our Supplier Code of Business Conduct requires, among other things, that suppliers ensure safe and secure use of information assets, comply with applicable law relating to personal information, and adhering to standards relative to the use and protection of our information, including that of our employees, customers, vendors and other stakeholders. In addition, all vendors and contractors that have access and/or connectivity to our environment must complete cybersecurity training annually.

Security controls. We have implemented a variety of security controls to mitigate cybersecurity risks. These controls include technical controls, such as firewalls and intrusion detection systems, as well as administrative controls, such as employee training and security awareness programs. To ensure cybersecurity controls, our operational technology within the electric business adheres to the NERC CIP. Within the natural gas business, cybersecurity controls are managed and monitored based on the TSA Security Directives.

Incident response. We have a comprehensive incident response plan in place to respond to cybersecurity incidents. The plan includes steps for detection, analysis, containment, eradication, and recovery from incidents, as well as steps for notifying affected individuals and regulators.

The Audit Committee of our Board has responsibility for oversight of the cybersecurity program and risks from cybersecurity threats. The Audit Committee regularly reviews our cybersecurity posture. The CISO briefs the Audit Committee on cybersecurity risks and risk mitigation initiatives and actions. In addition, the Board remains informed of key and emerging cybersecurity risks and receives updates by the Audit Committee after each of its regularly scheduled meetings.

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

NISOURCE INC.
As of the date of filing this Annual Report on Form 10-K, we are not aware of any material cybersecurity incidents during the past year. We monitor the increasing sophistication of cybersecurity threats and continue to allocate resources to enhance our cybersecurity program to protect its information systems and assets. No cybersecurity program is effective to identify and mitigate all threats and we cannot guarantee that we will be able to prevent all cybersecurity incidents. Such an incident could interrupt our normal operations and require us to incur significant costs to remediate any such incident and could have a material impact on our businesses, operations and financial condition. For more information regarding the risks associated with cybersecurity, refer to “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
ITEM 2. PROPERTIES
Discussed below are the principal properties held by us and our subsidiaries as of December 31, 2025.
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
Character of Ownership

Our principal properties and our subsidiaries' principal properties are free from encumbrances, subject to minor exceptions, none of which are of such a nature as to impair substantially the usefulness of such properties. Many of our subsidiary offices in the various communities we serve are occupied under leases. All properties are subject to routine liens for taxes, assessments and undetermined charges (if any) incidental to construction. It is our practice to regularly pay such amounts, as and when due, unless contested in good faith. In general, the electric lines, gas pipelines and related facilities are located on land not owned by us or our subsidiaries, but are covered by necessary consents of various governmental authorities or by appropriate rights obtained from owners of private property. We do not, however, generally have specific easements from the owners of the property adjacent to public highways over, upon or under which our electric lines and gas distribution pipelines are located. At the time each of the principal properties was purchased, a title search was made. In general, no examination of titles as to rights-of-way for electric lines, gas pipelines or related facilities was made, other than examination, in certain cases, to verify the grantors’ ownership and the lien status thereof.
ITEM 3. LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 19, "Other Commitments and Contingencies - C. Legal Proceedings," in the Notes to Consolidated Financial Statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

NISOURCE INC.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NiSource’s common stock is listed and traded on the New York Stock Exchange under the symbol "NI."
Holders of shares of NiSource’s common stock are entitled to receive dividends if and when declared by the Board out of funds legally available. There is no preferred stock outstanding as of December 31, 2025. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August, and November. At its January 22, 2026 meeting, the Board declared a quarterly common dividend of $0.300 per share, payable on February 20, 2026 to holders of record on February 3, 2026.
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
As of February 4, 2026 NiSource had 14,211 common stockholders of record and 478,533,171 shares outstanding.
The graph below compares the cumulative total shareholder return of NiSource’s common stock for the period commencing December 31, 2020 and ending December 31, 2025 with the cumulative total return for the same period of the S&P 500 and the Dow Jones Utility indices.

NiSource Inc.
Total Shareholder Return Performance Graph
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
2020
2021
2022
2023
2024
2025
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
Purchases of Equity Securities by Issuer and Affiliated Purchasers. For the three months ended December 31, 2025, no equity securities that are registered by NiSource Inc. pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our affiliated purchasers.
ITEM 6. RESERVED

Not applicable.

NISOURCE INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion") includes management’s analysis of past financial results and certain potential factors that may affect future results, potential future risks and approaches that may be used to manage those risks. See "Note regarding forward-looking statements" and Item 1A, "Risk Factors" at the beginning of this report for a list of factors that may cause results to differ materially. Refer to the "Business" section under Part I, Item 1 of this Annual Report on Form 10-K and Note 21, "Business Segment Information," in the Notes to Consolidated Financial Statements for further discussion of our regulated utility business segments.
This Management's Discussion is designed to provide an understanding of our operations and financial performance and should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
We are an energy holding company under the Public Utility Holding Company Act of 2005 whose primary subsidiaries are fully regulated natural gas and electric utility companies serving customers in six states. We generate substantially all of our operating income through these rate-regulated businesses, which are summarized for financial reporting purposes into two primary reportable segments: Columbia Operations and NIPSCO Operations.
Our vision is to be a premier, innovative and trusted energy partner. We exist to deliver safe, reliable energy that drives value to our customers. In order to achieve this goal, we seek to develop strategies that benefit all stakeholders as we (i) support long-term infrastructure investment and safety programs to better serve our customers, (ii) align our tariff structures and regulatory programs with our cost structure, and (iii) create value and enable growth in an evolving energy ecosystem. These strategies focus on improving safety and reliability, enhancing customer experience, pursuing regulatory and legislative initiatives to increase accessibility for customers currently not on our gas and electric service, ensuring customer value and reducing emissions while generating sustainable returns. The safety of our customers, communities and employees remains our focus. Serving as a guiding practice for our SMS, NiSource is certified in conformance to the American Petroleum Institute Recommended Practice 1173, which is the foundation to our journey towards operational excellence.
2025 Overview:

In 2025, we continued to make significant progress on the remaining portfolio of projects that will enable our electric generation transition, including placing two solar projects and one solar and battery project into service. We advanced our Data Center strategy significantly by creating our GenCo affiliate, whose goal is to build capacity to serve large load customers. We also executed the ADS Contract and related EPC contracts discussed below. During the year, we received orders for four rate cases: Columbia of Maryland, Columbia of Pennsylvania, Columbia of Virginia, and NIPSCO Electric. Between our Columbia and NIPSCO Operating Segments, we added 24,000 customers. We also invested $1.6 billion in infrastructure modernization to enhance safe, reliable service, including replacement of 256 miles of distribution main and service lines, 45 miles of underground cable and 1,656 electric poles. We concluded the second and third phases of a WAM ERP program, covering all gas distribution operations across our operating territories and our generation assets, to optimize the scheduling, dispatch, and execution of our field operations.

ADS Contract and Data Center Strategy:
ADS Contract

In September 2025, NIPSCO entered into an agreement with ADS, a wholly-owned subsidiary of Amazon.com, Inc., under which NIPSCO will provide electricity to ADS' data centers. Under the ADS Contract, which is pending IURC approval, NIPSCO will provide electric service to ADS pursuant to a capacity commitment beginning in 2027 and increasing annually to

NISOURCE INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2,400 MW by the end of 2032 and will construct up to 3,000 MW of dispatchable generation to provide such electric service. The ADS Contract’s initial term ends 15 years after the initial energization of ADS’ initial data center. Starting January 2027, ADS will regularly pay NIPSCO a fixed capacity charge and certain pass-through charges. Amazon.com, Inc. a publicly traded, investment-grade parent company has guaranteed ADS’ payment obligations. These charges are structured to provide us with a return of our invested capital over the fifteen-year initial term. In addition, the ADS Contract contains provisions for adjustment of the charges designed to provide us with an unlevered internal rate of return on our invested capital over the initial term within a defined range, which we expect over the life of the ADS contract to result in an overall realized return greater than that of NIPSCO’s current electric operations, driven by execution and financing. Our realized return may be impacted by factors such as construction costs, operating performance, financing costs and other variables. NIPSCO will also propose to the IURC a mechanism to pass savings back to retail customers for use of the existing system which is expected to begin in 2027. Refer to Part I, Item 1A, “Risk Factors” for a discussion of certain of these factors and other risks relating to the ADS Contract.

In order to meet demand under the ADS Contract, NIPSCO has entered into a PPA with GenCo, which is pending IURC approval and contains terms and provisions substantially similar to the ADS Contract, such that economic benefits (except savings that are expected to be passed to retail customers as described above) and obligations of the ADS Contract as they relate to the Generation Assets (as defined below) are expected to be borne by GenCo and NiSource, as GenCo’s ultimate parent company, rather than NIPSCO.

GenCo plans to construct 400 MW of new battery storage and a new power generation facility consisting of two 1,300 MW CCGTs, which are expected to reach commercial operation between 2028 and 2032 (such assets, collectively, the “Generation Assets”). NIPSCO currently has a proceeding before the IURC to approve the generation facilities required to be built for ADS. GenCo has entered into engineering, procurement and construction contracts (the “EPC Contracts”), and certain equipment supply contracts, including a contract to acquire turbines, with respect to the construction of the Generation Assets. The aggregate cost of the Generation Assets, together with the cost to develop related transmission infrastructure (collectively, the “Contract Assets”), is currently estimated to be approximately $7 billion. The EPC Contracts provide certain protections against cost overruns, and any excess costs with respect to the EPC Contracts beyond those protections, or arising apart from the EPC Contracts are, unless otherwise agreed by the parties, shared by ADS and NIPSCO (for transmission) and GenCo (for generation). If the Contract Assets are delivered into service late or do not achieve certain performance-related milestones, ADS is entitled to liquidated damages, subject to a cap and offset against the regular charges paid by ADS.

Either party may terminate the ADS Contract upon certain defaults or failure to obtain necessary related approvals from the IURC and FERC. ADS may terminate the ADS Contract for convenience following certain notice periods and also has a one-time option (exercisable no later than March 31, 2029) to halve the committed capacity under the ADS Contract to 1,200 MW commencing January 31, 2032. If ADS terminates for convenience, exercises its reduction option or defaults, NIPSCO or its affiliates will be reimbursed for investment costs, subject to agreed caps based on cost estimates by year as of signing. NIPSCO’s aggregate liability, including liquidated damages, is subject to a cap.

NIPSCO’s and GenCo’s operations under the ADS Contract will be regulated by the IURC in a different way from the regulatory mechanisms applicable to NIPSCO’s historical operations. The terms of the ADS Contract were determined by commercial negotiation with ADS. These terms include the charges we receive from ADS and provisions that may result in adjustments to such charges, including those relating to certain liquidated damages that we may owe ADS in the event of construction delays or capacity shortfalls, the parties’ responsibility to share cost overruns, certain changes in law and force majeure events. The IURC will not determine the commercial terms of the ADS Contract; however, the IURC will maintain oversight under the ADS Contract to ensure NIPSCO provides reliable service to ADS at just and reasonable rates. In order to recover our investment costs and earn our return under the ADS Contract, our subsidiaries must efficiently perform their own obligations and must look to ADS (or its parent guarantor) to perform its obligations, rather than the IURC making use of its traditional rate-making process. In addition, under the ADS Contract, NIPSCO has direct contractual obligations to ADS to, among other things, construct the Contract Assets and deliver committed electric capacity in fixed amounts by certain dates.

The terms of any future data center contracts we enter into may differ from the terms of the ADS Contract. For example, customer demand may not be served through designated assets and may contemplate that capacity will be procured via PPAs with third parties. However, the terms of any future data center contracts (including the charges we receive from customers and any potential adjustments to such charges) will inform our ability to recover our investments and earn a return. Similar to the ADS Contract, any additional data center contracts will be subject to IURC approval and oversight authority, but the IURC will not determine the commercial terms.

Data Center Strategy

We continue to experience strong demand from potential data center customers in our northern Indiana service territory and are engaged in negotiations with potential counterparties. Through certain of our subsidiaries, we have entered into certain

NISOURCE INC.
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

In order to perform under any further data center contracts, we expect that we would need to develop additional generation and transmission assets, which may be significant, and obtain additional financing in connection with such development. For these and other reasons, our ability to successfully execute our data center strategy is subject to a number of risks and uncertainties. Refer to Part I, Item 1A, “Risk Factors” for a discussion of certain risks relating to our data center strategy.

Energy Transition:

We continue to advance our energy transition strategy, primarily through the continuation and enhancement of existing programs, such as implementing our plan to retire and replace remaining coal-fired electric generation by 2028 with a balanced mix of low- or zero-emission electric generation, ongoing pipe replacement and modernization programs, and deployment of advanced leak detection and repair. We continue to make progress on our electric generation transition, initiated through our 2018 Integrated Resource Plan ("2018 Plan"), and we are continually adjusting to the dynamic energy landscape. As of December 31, 2025, we have placed in service owned renewable and storage projects with combined nameplate capacities of 1,950 MW and 101 MW respectively. Renewable PPA projects with a combined nameplate capacity of 1,200 MW have also been placed in service. For additional information, see Note 14, "Other Commitments and Contingencies - D. Other Matters". In December 2025, before the planned retirement of the R.M. Schahfer coal facility, the U.S. Secretary of Energy issued an emergency order under section 202(c) of the Federal Power Act requiring R.M. Schahfer to continue operating for 90 days, through March 2026. The order stated that continued operation of R.M. Schahfer was required to meet an energy emergency across MISO’s North and Central regions and authorizes NIPSCO to obtain cost recovery pursuant to 16 U.S.C. § 824a(c). For additional information, see "Results and Discussion of Operations - NIPSCO Operations," in this Management's Discussion, and see Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K.

NIPSCO's 2021 Plan calls for a new natural gas peaking facility to replace existing vintage gas peaking facilities at the R.M. Schahfer Generating Station to support system reliability and resiliency, and upgrades to the electric transmission system. Following approval by the IURC in October 2024, the construction of a new 400 MW natural gas peaking generation facility is underway, which is expected to support the planned retirement of the existing vintage gas peaking facilities by the end of 2028. The 2021 Plan affirm's Michigan City 2028 retirement and calls for new natural gas peaking facilities. Final retirement dates for these units will be subject to MISO approval.

NIPSCO's 2024 Integrated Resource Plan ("2024 Plan") was submitted to the IURC on December 9, 2024. The 2024 Plan maintains the retirement decisions and capacity additions identified in the 2018 and 2021 Integrated Resource Plans and calls for additional generation resources through 2029 to support capacity requirements. The 2024 Plan informs future generation investments required to ensure reliability for NIPSCO’s customers and incorporates factors such as anticipated load growth from data centers and other economic development opportunities, EPA emissions rules, and evolving MISO resource accreditation rules. Given that the 90-day 202(c) order could continue to be issued every 90 days to keep Schahfer Units 17 & 18 open for the foreseeable future, and given that MISO's resource accreditations for renewables and storage remain uncertain, it may be necessary to evaluate changes to our previously communicated resource timelines and alternative resource decisions. We plan to move as efficiently as possible while maintaining the integrity of our commercial, planning, regulatory, procurement and operational execution processes.

We continue to enhance safety and reduce methane emissions on our gas systems through modernization programs and utilization of advanced leak detection and repair. In addition, we plan to advance other low- or zero-emission energy resources and technologies, such as hydrogen and renewable natural gas.

NISOURCE INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Transformation:

We are modernizing and unlocking efficiencies within our systems and processes on operational excellence, safety, operation and maintenance management. These efforts include investments in proven technologies backed with standardized processes that will change the way we plan, schedule, and execute work in the field and how we engage and provide service to our customers. We delivered the first major milestones of our transformation roadmap through the implementation of phases of our WAM ERP program, foundational AMI capabilities, and completion of certain cyber enhancements to continue to advance the cybersecurity program. Our WAM ERP program has been implemented across our electric and transmission operations, all gas distribution operations and our generation assets. This ERP system standardizes processes around the design and build of our assets as well as optimizes the scheduling, dispatch, and execution of our field operations. We continue to focus on our customer technology platforms. In addition to transforming technology to enhance our employee and customer experiences, we believe these programs will modernize systems and further reduce our enterprise risk related to end-of-life systems.

Economic Environment:
We continue to monitor risks related to order and delivery lead times for construction and other materials, potential unavailability of materials due to global shortages in raw materials, and decreased construction labor productivity in the event of disruptions in the availability of materials. We continue to experience elevated material and supply costs in certain product sourcing categories driven by increased demand and tariffs. To the extent that work plan delays occur or our costs increase, our business operations, results of operations, cash flows, and financial condition could be materially adversely affected. Refer to Part I, Item 1A. Risk Factors, "Financial, Economic and Market Risks" of this Annual Report on Form 10-K for further detail.
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

We continue to evaluate our financing plan to manage interest expense and exposure to rates. For more information on interest rate risk, see "Market Risk Disclosures" and Part I, Item 1A. Risk Factors, "Financial, Economic and Market Risks" of this Annual Report on Form 10-K.
NIPSCO Minority Interest Transaction:
In December 2023, contemporaneously with the closing of the NIPSCO Minority Interest Transaction, Blackstone, NIPSCO Holdings I, NIPSCO Holdings II, and NiSource entered into an Amended and Restated Limited Liability Company Agreement of NIPSCO Holdings II. In January 2024, BIP transferred its equity interest to one of its affiliates and the members of NIPSCO Holdings II entered into a Second Amended and Restated Limited Liability Company Operating Agreement of NIPSCO Holdings II. In October 2025, the members of NIPSCO Holdings II entered into a Third Amended and Restated Limited Liability Company Agreement of NIPSCO Holdings II (the "Amended LLC Agreement"), which, among other changes, increased the amount and time period for additional mandatory capital contributions required to be contributed by the members affiliated with Blackstone by $175 million and seven years, which obligation is backed by an Equity Commitment Letter from Blackstone or an affiliate thereof, and amended certain provisions to facilitate NIPSCO Holdings II and its subsidiaries' provision of electric service to data center customers (and related activities) and their related contracts and arrangements with Generation Holdings II and its subsidiaries. The members of NIPSCO Holdings II that are affiliates of Blackstone must vote their equity holdings under the Amended LLC Agreement as one investor. Refer to Note 4, "Noncontrolling Interests," in the Notes to the Consolidated Financial Statements for more information on this transaction.
GenCo Minority Equity Interest Transaction:

In October 2025, NiSource issued a 19.9% equity interest in NiSource’s wholly-owned subsidiary Generation Holdings II to BIP Orion Holdco L.P. and BIP Orion Holdco II L.P., affiliates of Blackstone (collectively, “Blackstone Investor”), in exchange for $35.2 million in cash contributions to Generation Holdings II through an Amended and Restated Limited Liability Company Agreement of Generation Holdings II (the Generation Holdings II “LLC Agreement”). Generation Holdings II is the sole owner of GenCo.

The Generation Holdings II LLC Agreement establishes, among other things, governance rights, exit rights, requirements for additional capital contributions, mechanics for distributions, and other arrangements for Generation Holdings II. Specifically,

NISOURCE INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

under the terms of the Generation Holdings II LLC Agreement, Blackstone Investor will provide up to $1.325 billion in additional capital contributions over a seven-year period, which obligation is backed by an Equity Commitment Letter from Blackstone or an affiliate thereof. Under the Generation Holdings II LLC Agreement, Blackstone Investor is entitled to appoint two directors to the board of directors of Generation Holdings II (the “Holdings II Board”) so long as Blackstone Investor (together with any approved affiliate) holds at least a 17.5% Percentage Interest (as defined in the Generation Holdings II LLC Agreement). Blackstone Investor appointed two directors to the Holdings II Board, such that the Holdings II Board is comprised of seven directors, two appointed by Blackstone Investor and five appointed by NiSource. The Generation Holdings II LLC Agreement also contains certain investor protections, including, among other things, requiring Blackstone Investor approval for Generation Holdings II to take certain major actions outside of the normal course of business. In addition, the Generation Holdings II LLC Agreement contains certain terms surrounding transfer rights and other obligations applicable to both Blackstone Investor and NiSource. Under the Generation Holdings II LLC Agreement, Generation Holdings II has agreed that, so long as Blackstone Investor holds a 14.9% or greater percentage interest in Generation Holdings II, Generation Holdings II, NIPSCO Holdings II (as defined below) and/or their respective subsidiaries will be the exclusive vehicles for all power, storage and generation requirements for data center customers within NIPSCO’s service territory. The Generation Holdings II LLC Agreement also establishes that NiSource will be attributed 80.1% of any profit or loss from Generation Holdings II, through its wholly owned subsidiary GenCo, with the Blackstone Investor being attributed the remaining 19.9% of any profit or loss.

NISOURCE INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Summary of Consolidated Financial Results
A summary of our consolidated financial results for the years ended December 31, 2025, 2024 and 2023, are presented below:

				Favorable (Unfavorable)
Year Ended December 31, (in millions, except per share amounts)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Operating Revenues	$6,642.2	$5,455.1	$5,505.4	$1,187.1	$(50.3)
Operating Expenses
Cost of energy	1,584.4	1,132.2	1,533.3	(452.2)	401.1
Other Operating Expenses	3,222.5	2,867.4	2,676.6	(355.1)	(190.8)
Total Operating Expenses	4,806.9	3,999.6	4,209.9	(807.3)	210.3
Operating Income	1,835.3	1,455.5	1,295.5	379.8	160.0
Total Other Deductions, Net	(618.9)	(452.7)	(481.6)	(166.2)	28.9
Income Taxes	203.8	158.1	139.5	(45.7)	(18.6)
Net Income	1,012.6	844.7	674.4	167.9	170.3
Net (loss) income attributable to noncontrolling interest	83.1	84.3	(39.9)	1.2	(124.2)
Net Income attributable to NiSource	929.5	760.4	714.3	169.1	46.1
Preferred dividends and redemption premium	—	(20.7)	(52.6)	20.7	31.9
Net Income Available to Common Shareholders	929.5	739.7	661.7	189.8	78.0
Basic Earnings Per Share	$1.96	$1.63	$1.59	$0.33	$0.04
Diluted Earnings Per Share	$1.95	$1.62	$1.48	$0.33	$0.14
The majority of the costs of energy in both segments are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.
The increase in net income available to common shareholders during 2025 was primarily due to higher revenues, net of cost of energy, driven by our continued investment in safety and successful regulatory outcomes for these investments, reliability and low- or zero-emission generation year-over-year. The increase in net income available to common shareholders is partially offset by higher operation and maintenance expense, higher depreciation expense attributed to our planned capital expenditures, and increased interest expense.
For additional information on operating income variance drivers see "Results and Discussion of Operations" for Columbia Operations and NIPSCO Operations in this Management's Discussion.
Other Deductions, Net

The change in Other deductions, net in 2025 compared to 2024 is primarily driven by higher long-term debt interest in 2025 and lower AFUDC in 2025 driven by lower CWIP outstanding year-over-year. See Note 7, "Short-Term Borrowings," Note 8, "Long-Term Debt," Note 22, "Other, Net,"and Note 23, "Interest Expense, Net," in the Notes to Consolidated Financial Statements for additional information.
Income Taxes

The increase in income tax expense in 2025 compared to the same period in 2024 is primarily due to higher pre-tax income, partially offset by the tax effect of non-controlling interest. Refer to Note 15, "Income Taxes," in the Notes to Consolidated Financial Statements for additional information on income taxes and the change in the effective tax rate.

NISOURCE INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS AND DISCUSSION OF OPERATIONS
Presentation of Segment Information

Columbia Operations aggregates the results of the fully regulated and wholly owned subsidiaries of NiSource Gas Distribution Group, Inc. Each Columbia distribution company is an operating segment which we aggregate to form the Columbia Operations reportable segment. NIPSCO Operations aggregates the results of NIPSCO Holdings I, and its majority-owned subsidiaries, including NIPSCO, which has both regulated gas and electric operations in northern Indiana. The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as a reportable segment, are presented as "Corporate and Other" within the Notes to the Condensed Consolidated Financial Statements (unaudited) and primarily are comprised of interest expense on holding company debt, unallocated corporate costs and activities and new business development costs associated with GenCo.

NISOURCE INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Operations

Financial and operational data for the Columbia Operations segment for the years ended December 31, 2025, 2024 and 2023, are presented below:

				Favorable (Unfavorable)
Year Ended December 31, (in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Operating Revenues	$3,343.3	$2,716.0	$2,746.1	$627.3	$(30.1)
Operating Expenses
Cost of energy	819.8	514.7	645.0	(305.1)	130.3
Operation and maintenance	923.7	837.5	792.3	(86.2)	(45.2)
Depreciation and amortization	451.2	409.1	371.7	(42.1)	(37.4)
Loss on impairment of assets	—	2.7	—	2.7	(2.7)
Loss on sale of assets, net	0.3	4.7	—	4.4	(4.7)
Other taxes	253.2	218.6	198.8	(34.6)	(19.8)
Total Operating Expenses	2,448.2	1,987.3	2,007.8	(460.9)	20.5
Operating Income	$895.1	$728.7	$738.3	$166.4	$(9.6)
Revenues
Residential	$2,284.0	$1,891.5	$1,882.8	$392.5	$8.7
Commercial	768.0	588.4	606.2	179.6	(17.8)
Industrial	168.8	145.2	139.5	23.6	5.7
Off-System	75.8	42.6	60.7	33.2	(18.1)
Other	46.7	48.3	56.9	(1.6)	(8.6)
Total	$3,343.3	$2,716.0	$2,746.1	$627.3	$(30.1)
Sales and Transportation (MMDth)
Residential	180.3	153.2	155.2	27.1	(2.0)
Commercial	138.3	121.8	120.4	16.5	1.4
Industrial	278.1	277.9	255.3	0.2	22.6
Off-System	26.1	23.8	31.8	2.3	(8.0)
Other	0.3	0.2	0.3	0.1	(0.1)
Total	623.1	576.9	563.0	46.2	13.9
Heating Degree Days(1)	5,170	4,262	4,373	908	(111)
Normal Heating Degree Days(1)	5,012	5,134	5,137	(122)	(3)
% (Warmer) Colder than Normal	3%	(17)%	(15)%
% (Warmer) Colder than Prior Year	21%	(3)%	(16)%
Gas Distribution Customers
Residential	2,237,810	2,225,564	2,215,293	12,246	10,271
Commercial	189,792	188,699	188,561	1,093	138
Industrial	1,988	1,991	1,986	(3)	5
Other	5	5	4	—	1
Total	2,429,595	2,416,259	2,405,844	13,336	10,415
(1) Heating degree figures represent averages of the five jurisdictions served by Columbia Operations.

NISOURCE INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Columbia Operations (continued)
Comparability of operation and maintenance expenses, depreciation and amortization, and other taxes may be impacted by regulatory, depreciation and tax trackers that allow for the recovery in rates of certain costs.
The underlying reasons for changes in our operating revenues and expenses from 2025 to 2024 are presented in the respective tables below.

Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	2025 vs 2024
New rates from base rate proceedings and regulatory capital programs	$178.9
The effects of weather in 2025 compared to 2024	53.9
The effects of customer growth	5.8
The effects of customer usage	(7.5)
Other	1.4
Change in operating revenues (before cost of energy and other tracked items)	$232.5
Operating revenues offset in operating expense
Higher cost of energy billed to customers	305.2
Higher tracker recoveries within operation and maintenance, depreciation, and tax	89.6
Total change in operating revenues	$627.3
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
Throughput

The increase in total volumes sold and transported in 2025 compared to 2024 of 46.2 MMDth is primarily attributable to the effects of colder weather.

NISOURCE INC.
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

Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	2025 vs 2024
Higher depreciation and amortization expense	$(42.1)
Higher property tax	(18.0)
Higher employee related expenses	(16.0)
Loss on sale of assets and impairments in 2024	7.4
Other	2.6
Change in operating expenses (before cost of energy and other tracked items)	$(66.1)
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(305.2)
Higher tracker recoveries within operation and maintenance, depreciation, and tax	(89.6)
Total change in operating expense	$(460.9)

NISOURCE INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NIPSCO Operations
Financial and operational data for the NIPSCO Operations segment, which services both gas and electric customers, for the years ended December 31, 2025, 2024 and 2023, are presented below:

				Favorable (Unfavorable)
Year Ended December 31, (in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
NIPSCO Operations
Operating Revenues	$3,308.5	$2,752.0	$2,771.6	$556.5	$(19.6)
Operating Expenses
Cost of energy	764.7	617.5	888.3	(147.2)	270.8
Operation and maintenance	848.9	761.4	787.7	(87.5)	26.3
Depreciation and amortization	680.6	590.3	493.8	(90.3)	(96.5)
Loss on impairment of assets	0.7	0.4	—	(0.3)	(0.4)
Loss (gain) on sale of assets, net	—	(1.7)	2.2	(1.7)	3.9
Other taxes	75.5	64.3	57.9	(11.2)	(6.4)
Total Operating Expenses	2,370.4	2,032.2	2,229.9	(338.2)	197.7
Operating Income	$938.1	$719.8	$541.7	$218.3	$178.1

				Favorable (Unfavorable)
Year Ended December 31, (in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
NIPSCO Electric
Revenues
Residential	$771.4	$649.9	$583.9	$121.5	$66.0
Commercial	716.8	620.4	578.1	96.4	42.3
Industrial	581.3	500.0	475.0	81.3	25.0
Wholesale and Other	139.4	143.3	148.0	(3.9)	(4.7)
Total	$2,208.9	$1,913.6	$1,785.0	$295.3	$128.6
Sales (GWh)
Residential	3,498.9	3,404.9	3,262.9	94.0	142.0
Commercial	3,737.0	3,697.9	3,614.2	39.1	83.7
Industrial	8,344.8	7,984.8	7,820.3	360.0	164.5
Wholesale and Other	958.1	974.9	635.3	(16.8)	339.6
Total	16,538.8	16,062.5	15,332.7	476.3	729.8
Cooling Degree Days	973	903	710	70	193
Normal Cooling Degree Days	868	852	831	16	21
% Warmer (Colder) than Normal	12%	6%	(15)%
% Warmer (Colder) than prior year	8%	27%	(25)%
NIPSCO Electric Customers
Residential	433,889	430,648	427,217	3,241	3,431
Commercial	59,831	59,214	58,779	617	435
Industrial	2,109	2,121	2,126	(12)	(5)
Wholesale and other	705	707	711	(2)	(4)
Total	496,534	492,690	488,833	3,844	3,857

NISOURCE INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NIPSCO Operations

				Favorable (Unfavorable)
Year Ended December 31, (in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
NIPSCO Gas
Revenues
Residential	$712.3	$540.9	$634.9	$171.4	$(94.0)
Commercial	271.6	202.4	249.1	69.2	(46.7)
Industrial	100.2	79.0	86.9	21.2	(7.9)
Other	15.5	16.1	15.7	(0.6)	0.4
Total	$1,099.6	$838.4	$986.6	$261.2	$(148.2)
Sales and Transportation Volumes (MMDth)
Residential	66.6	58.2	60.3	8.4	(2.1)
Commercial	47.3	42.5	43.9	4.8	(1.4)
Industrial	267.0	256.8	261.8	10.2	(5.0)
Total	380.9	357.5	366.0	23.4	(8.5)
Heating Degree Days	5,936	4,975	5,198	961	(223)
Normal Heating Degree Days	5,911	6,001	5,954	(90)	47
% Warmer than Normal	—%	(17)%	(13)%
% (Warmer) Colder than prior year	19%	(4)%	(15)%
NIPSCO Gas Customers
Residential	808,241	801,740	795,656	6,501	6,084
Commercial	66,957	66,633	66,305	324	328
Industrial	2,677	2,734	2,808	(57)	(74)
Total	877,875	871,107	864,769	6,768	6,338

NISOURCE INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NIPSCO Operations (continued)
Comparability of operation and maintenance expenses and depreciation and amortization may be impacted by regulatory and depreciation trackers that allow for the recovery in rates of certain costs.
The underlying reasons for changes in our operating revenues and expenses from 2025 to 2024 are presented in the respective tables below.

Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	2025 vs 2024
New rates from base rate proceedings and regulatory capital and DSM programs	$324.2
The effects of weather in 2025 compared to 2024	48.9
The effects of customer growth	12.8
Renewable Joint Venture revenue, fully offset by Joint Venture operating expense and noncontrolling interest net income (loss)	(8.6)
The effects of customer usage	(3.2)
Other	(3.8)
Change in operating revenues (before cost of energy and other tracked items)	$370.3
Operating revenues offset in operating expense
Higher cost of energy billed to customers	147.0
Lower tracker deferrals within operation and maintenance, depreciation and tax	40.1
Reduction in gross receipts tax, offset in operating expenses	(0.9)
Total change in operating revenues	$556.5
Weather

The results of operations for the NIPSCO Operations segment include income from both electric and gas service lines. In general, we calculate the weather-related revenue variance based on changing customer demand driven by weather variance from normal cooling degree days and normal heating degree days, net of NIPSCO Gas' weather normalization mechanisms. Our composite cooling and heating degree days reported do not directly correlate to the weather-related dollar impact on the results of NIPSCO Operations. Cooling and heating degree days experienced during different times of the year or in different operating locations may have more or less impact on volume and dollars depending on when they occur. When the detailed results are combined for reporting, there may be weather-related dollar impacts on operations when there is not an apparent or significant change in our aggregated composite cooling and heating degree day comparison.
Sales

The increase in total volumes sold to electric customers for twelve months ended December 31, 2025 compared to the same period in 2024 was primarily attributable to residential customer growth and increased usage by commercial customers, partially offset by a decrease in usage by industrial customers. NIPSCO Electric results remains closely linked to the performance of the steel industry. MWh sales to steel-related industries accounted for approximately 49.3% and 49.4% of the total industrial MWh sales for the years ended December 31, 2025 and 2024, respectively.
The increase in total volumes sold to gas customers for the twelve months ended December 31, 2025 compared to the same period in 2024 was primarily attributable to colder weather, as well as residential and commercial customer count growth.
Commodity Price Impact

Cost of energy for the NIPSCO Operations segment's electric activities is principally comprised of the cost of coal, natural gas purchased for internal generation of electricity, transportation of coal and natural gas, and the cost of power purchased from generators of electricity for its generation and transmission activities. For its gas distribution activities, NIPSCO Operations' cost of energy is principally comprised of the cost of natural gas procured on behalf of and sold to customers while providing transportation and distribution services. NIPSCO Operations has state-approved recovery mechanisms that provides a means for full recovery of prudently incurred costs of energy. The majority of these costs of energy are passed through directly to the customer, and the costs of energy included in operating revenues are matched with the cost of energy expense recorded in the

NISOURCE INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NIPSCO Operations (continued)
period. Any difference in actual costs incurred and amounts billed to customers is recorded on the Consolidated Balance Sheets as under-recovered or over-recovered fuel and gas cost to be included in future customer billings. Therefore, increases in these tracked operating expenses are offset by increases in operating revenues and have essentially no impact on net income.
The underlying reasons for changes in our operating expenses for the twelve months ended December 31, 2025 compared to the same period in 2024 are presented below.

Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	2025 vs 2024
Higher depreciation and amortization expense	$(91.2)
Higher outside services expenses	(21.1)
Higher expenses related to uncollectible customer accounts	(11.9)
Higher property tax	(11.4)
Renewable Joint Venture operating expense, partially offset by Joint Venture operating revenues	(8.6)
Higher employee and administrative expenses	(6.6)
Lower environmental remediation costs	5.0
Other	(6.2)
Change in operating expenses (before cost of energy and other tracked items)	$(152.0)
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(147.0)
Higher tracker deferrals within operation and maintenance, depreciation and tax	(40.1)
Reduction in gross receipts tax, offset in operating revenues	0.9
Total change in operating expense	$(338.2)
Electric Supply and Generation Transition
NIPSCO continues to execute on an electric generation transition consistent with the 2018 Plan and 2021 Plan and maintained in the 2024 Plan. See "Liquidity and Capital Resources" in this Management's Discussion for additional information on our capital investment spend. NIPSCO is responding to federal and state executive orders, or other regulatory actions, with respect to its generation transition plans. In December 2025, before the planned retirement of the R.M. Schahfer coal facility, the U.S. Secretary of Energy issued an emergency order under section 202(c) of the Federal Power Act requiring R.M. Schahfer to continue operating for 90 days, through March 23, 2026. The order stated that continued operation of R.M. Schahfer was required to meet an energy emergency across MISO’s North and Central regions. Consistent with the Federal Power Act and the U.S. Department of Energy regulations, the order authorizes NIPSCO to obtain cost recovery pursuant to 16 U.S.C. § 824a(c). As directed, NIPSCO continued to make R.M. Schahfer available in the MISO market. Following receipt of the emergency order, NIPSCO filed a complaint at FERC seeking a modification of the MISO Tariff to establish a mechanism for recovery and allocation of the cost to comply with this order. NIPSCO made two filings with the IURC related to the emergency order. The first filing is to confirm accounting treatment of current electric rate order, and the second is a filing for recovery of federally mandated expenses related to the emergency order, which will be utilized in the event that any costs of complying with the emergency order fall outside of the MISO Tariff recovery. For additional information, see Note 12, "Regulatory Matters,".
Since 2020, five PPA projects (three wind and two solar) and eight owned projects (two wind, four solar and two solar plus storage) have been placed into service totaling approximately 3,246 MW of nameplate capacity, including Dunn's Bridge II, Fairbanks, Gibson, Appleseed, and Carpenter, which were placed into service in January, May, August, and December 2025, respectively. NIPSCO has executed several PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. Each facility supplying the energy has an associated nameplate capacity, and payments under the PPAs do not begin until the associated generation facility is placed into service. We expect the Templeton project, a wind BTA project with a nameplate capacity of 200 MW, to be placed in service in 2027. See "Executive Summary - Energy Transition" in this Management's Discussion for additional information. NIPSCO has sold, and may in the future sell, renewable energy credits from its renewable generation to third parties to offset customer costs.

NISOURCE INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources
We continually evaluate the availability of adequate financing to fund our ongoing business operations, working capital and core safety and infrastructure investment programs. Our financing is sourced through cash flow from operations, the issuance of debt and/or equity, and minority interest investments in NIPSCO Holdings II and Generation Holdings II. Equity issuances are primarily conducted through our ATM program. Additionally, we received proceeds from tax credit transfers associated with the monetization of credits of $22.4 million and $23.5 million for the years ended December 31, 2025 and 2024, respectively. External debt financing is provided primarily through the issuance of long-term debt, accounts receivable securitization programs and our $1.85 billion commercial paper program, which is backstopped by our committed revolving credit facility. In December 2025, we increased our revolving credit facility availability from $1.85 billion to $2.50 billion from third-party lenders. We believe these sources provide adequate capital to fund our operating activities and capital expenditures in 2026 and beyond.
As discussed above under “ADS Contract and Strategy,” the aggregate cost of the Contract Assets is currently estimated to be approximately $7 billion. We expect to finance the construction and development of these assets through a number of sources including but not limited to funds received under the ADS Contract, debt and equity financing raised by NiSource and capital contributions from affiliates of Blackstone to NIPSCO Holdings II and Generation Holdings II in connection with such Blackstone affiliates’ minority interest investments in those entities. For additional information on these minority interest investments, refer to Note 4, "Noncontrolling Interests," and Note 19, "Other Commitments and Contingencies - E. Other Matters," included herein. If we enter into additional data center contracts, we expect that we would need to develop additional generation assets to serve our new data center customers. In order to fund the development of these assets which may be significant, we would be required to obtain significant additional financing, for which we may consider other funding sources, structures, or partnerships such as JVs or off-balance sheet arrangements in the form of BTAs to support maintenance of our investment grade credit ratings.

Sources of financing activities for the current year are as follows:

Details of our 2024 ATM program activity are summarized below:

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

•In October 2025, with the commencement of our 2025 ATM program discussed below, we terminated the equity distribution agreements entered into in February 2024 in connection with the 2024 ATM program.

Details of our 2025 ATM program activity are summarized below:

•In October 2025, we entered into eleven separate equity distribution agreements providing for the sale of up to an aggregate of $1.5 billion of our common stock.

NISOURCE INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•In October 2025, we executed a direct sale agreement of 1,195,029 shares at a price of $41.84 resulting in net proceeds of $49.6 million received in November 2025.

•In October 2025, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,390,057 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $41.84 per share. We may settle the forward sale agreement in shares, cash or net shares by October 2026. Had we settled all of the shares under the forward sale agreement at December 31, 2025, we would have received approximately $99.7 million, based on a net price of $41.73 per share.

•As of December 31, 2025 the 2025 ATM program inclusive of the forward sale agreement had approximately $1.35 billion of equity capacity available. The 2025 ATM program expires in December 2028.

Details of our 2025 long-term debt activity are summarized below:

•In March 2025, we completed the issuance and sale of $750.0 million of 5.850% senior unsecured notes maturing in 2055, which resulted in approximately $739.6 million of net proceeds after discount and debt issuance costs.

•In June 2025, we completed the issuance and sale of an additional $750.0 million of 5.850% senior unsecured notes maturing in 2055 (the "2055 Notes"). The terms of the 2055 Notes, other than the issue date and the price to the public, are identical to the terms of, and constitute a reopening of, our 5.850% senior unsecured notes maturing in 2055 issued in March 2025. With the incremental issuance, we now have $1.5 billion of 5.850% senior unsecured notes maturing in 2055. In June 2025, we also completed the issuance and sale of $900.0 million of 5.350% senior unsecured notes maturing in 2035 (the "2035 Notes"). These issuances of the 2055 Notes and the 2035 Notes resulted in approximately $1.616 billion of total net proceeds after discount and debt issuance costs.

•In August 2025, we repaid $1,250.0 million of 0.95% senior unsecured notes at maturity.

•In November 2025, we completed the issuance and sale of $1.0 billion of 5.750% fixed-to-fixed reset rate junior subordinated notes maturing in 2056, which resulted in approximately $984.3 million of net proceeds after debt issuance costs.

•In December 2025, Columbia of Massachusetts repaid $10.0 million of 6.430% medium term notes at maturity.
See Note 4, "Noncontrolling Interests,", Note 6, "Equity," Note 7, "Short-Term Borrowings," and Note 8, "Long-Term Debt," in the Notes to the Consolidated Financial Statements for more information.

Operating Activities

Net cash from operating activities for the year ended December 31, 2025 was $2,362.3 million, an increase of $580.8 million from 2024. This increase in cash from operating activities was primarily attributable to higher net income, depreciation expense, deferred taxes, supplier refunds received in 2025 and decreases in current year exchange gas receivables in 2025 compared to 2024.

Investing Activities

Net cash used for investing activities for the year ended December 31, 2025 was $4,524.1 million, an increase of $1,311.1 million from 2024. The year over year increase in investing activities was primarily comprised of milestone payments to renewable generation asset developers for certain of our BTA projects, advanced deposits, and additional capital expenditures in 2025 compared to 2024.

NISOURCE INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capital Expenditures. The table below reflects actual capital expenditures and certain other investing activities by segment for 2025.

Actual
(in millions)	2025
Columbia Operations
System Growth and Tracker	$825.5
Maintenance	387.5
Total Columbia Operations	1,213.0
NIPSCO Operations
System Growth and Tracker	740.9
Maintenance	596.8
Generation Transition Investments	1,171.2
Total NIPSCO Operations	2,508.9
Corporate and Other Operations(1)	329.7
Total Capital Expenditures(2)	$4,051.6
(1)Certain amounts may subsequently be allocated out of Corporate and Other Maintenance Costs to the Columbia Operations and NIPSCO Operations segments when placed in service. This amount also includes $39.7 million related to data center generation assets.
(2)Amounts differ from those presented on the Statements of Consolidated Cash Flows primarily due to the capitalized portion of the Corporate Incentive Plan payout, inclusion of capital expenditures included in current liabilities and AFUDC Equity.
In addition to these capital expenditures, we invested $70.5 million in cloud computing costs in 2025. We also made $373.8 million in advanced deposits for project costs to secure certain long lead equipment related to data center generation assets.
We expect to make capital investments totaling approximately $21.0 billion during the 2026-2030 period to support our base business (exclusive of investments relating to the ADS Contract), including capital investments to support our generation transition strategy, and to invest approximately $7.0 billion during that period to develop the Contract Assets in connection with the ADS Contract, as set forth in the table below. As discussed above, if we enter into additional data center contracts, we expect to make significant further capital investments in addition to those set forth in the table below, and/or to consider alternative financing structures such as JVs or off-balance sheet arrangements. The forecasted capital investments are subject to continuing review and adjustment. Actual capital investments may vary from these estimates.

(in billions)	2025 Actual	2026 Estimated	2027 Estimated	2028 Estimated	2029 Estimated	2030 Estimated
Capital Investments (Base Business)	$4.1	$3.9 - 4.1	$3.7 - 3.9	$3.7 - 3.9	$4.9 - 5.1	$4.3 - 4.5
Capital Investments (Data Center Contracts)	0.4	1.2 - 1.4	1.5 - 1.7	1.8- 2.0	1.0 - 1.2	0.4 - 0.6
Capital Investments (Total)	$4.5	$5.1 - 5.5	$5.2 - 5.6	$5.5 - 5.9	$5.9 - 6.3	$4.7 - 5.1

NISOURCE INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Regulatory Capital Programs. We continue to upgrade and modernize our electric system to enhance safety and reliability by addressing aged infrastructure and deploying advanced grid technologies. We are also upgrading and modernizing our gas infrastructure to enhance safety and reliability by reducing leaks. An ancillary benefit of these programs is the reduction of GHG emissions. In 2025, we continued to move forward on core infrastructure investment programs supported by complementary regulatory and customer initiatives across five states of our operating area.
The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally mandated compliance investments:

(in millions)
Company	Program	Capital Investment	Investment Period	Filing Date	Costs Covered(1)
Approved
Columbia of Ohio	IRP - 2025	$978.7	4/21-12/24	2/27/2025	Replacement of hazardous service lines, cast iron, wrought iron, uncoated steel, and bare steel pipe.
Columbia of Ohio	PHMSA IRP - 2025	$78.2	1/23-12/24	2/28/2025	Investments necessary to comply with the PHMSA Mega Rule.
Columbia of Ohio	CEP - 2025	$1,027.8	4/21-12/24	2/27/2025	Assets not included in the IRP or PHMSA IRP.
Columbia of Virginia	SAVE - 2026	$176.1	10/24-12/26	8/12/2025	Replacement projects that (i) enhance system safety or reliability, or (ii) reduce, or potentially reduce, greenhouse gas emissions. Includes costs associated with Advanced Leak Detection and Repair.
Columbia of Kentucky	SMRP - 2026	$181.4	1/23-12/26	10/15/2025	Replacement of mains and inclusion of system safety investments.
NIPSCO - Electric(2)	TDSIC - 7	$315.6	7/22-3/25	5/27/2025	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
NIPSCO - Electric(3)	GCT - 2	$229.5	9/23/4/26	6/18/2025	New gas peaker generation project costs forecasted through April 2026.
NIPSCO - Gas	TDSIC - 9	$34.0	3/24-3/25	5/23/2025	New or replacement projects undertaken for the purpose of safety, reliability, system modernization, or economic development.
NIPSCO - Gas	FMCA -5	$21.9	6/24-6/25	8/27/2025	Project costs to comply with federal mandates.
Pending Commission Approval
NIPSCO - Gas	TDSIC - 10	$90.3	4/25-9/25	11/25/2025	New or replacement projects undertaken for the purpose of safety, reliability, system modernization, or economic development.
NIPSCO - Electric(3)	GCT - 3	$385.6	9/23-10/26	12/16/2025	New gas peaker generation project cost forecasted through October 2026.
(1)Programs do not include any costs already included in base rates.
(2)TDSIC – 7 was originally filed in May 2025 and refiled in July 2025, due to the electric rate case order. The refiling adjusted the capital in the tracker from $744.7 million to $315.6 million.
(3)Capital investment is based on a projected amount. The capital investment has not all been incurred to date and represents a forecasted average for the billing period.

Columbia of Ohio filed an application in December 2025. The application seeks to continue Columbia of Ohio's PHMSA IRP Rider for calendar year 2027. The request includes recovery of $404.3 million of capital to reconfirm maximum allowable operating pressure of transmission class pipe to meet federal rule requirements.
NIPSCO filed a Gas TDSIC Plan (2026 - 2030) in December 2025. The petition is seeking recovery of new or replacement projects undertaken for the purpose of safety, reliability, system modernization, or economic development. The request includes $764.7 million of estimated capital, including indirect costs and AFUDC.
Refer to Note 12, "Regulatory Matters," in the Notes to Consolidated Financial Statements for a further discussion of regulatory developments during 2025.

NISOURCE INC.
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
Short-term Debt. Refer to Note 7, "Short-Term Borrowings," in the Notes to Consolidated Financial Statements for information on short-term debt.
Long-term Debt. Refer to Note 8, "Long-Term Debt," in the Notes to Consolidated Financial Statements for information on long-term debt.
Non-controlling Interest. Refer to Note 4, "Noncontrolling Interests," in the Notes to Consolidated Financial Statements for more information.

Sources of Liquidity

The following table displays our liquidity position as of December 31, 2025 and 2024:

Year Ended December 31, (in millions)	2025	2024
Current Liquidity
Revolving Credit Facility	$2,500.0	$1,850.0
Accounts Receivable Programs(1)	175.0	175.0
Less:
Commercial Paper	736.0	604.6
Letters of Credit Outstanding Under Credit Facility	25.0	9.4
Add:
Cash and Cash Equivalents	110.1	156.6
Net Available Liquidity	$2,024.1	$1,567.6
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to a financial covenant under our revolving credit facility which requires us to maintain a debt to capitalization ratio that does not exceed 70%. As of December 31, 2025, the ratio was 51.0%.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and NIPSCO's credit ratings and ratings outlook as of December 31, 2025.
A credit rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating organization.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource	BBB+	Stable	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Stable	Baa1	Stable	BBB	Stable
Commercial Paper	A-2	Stable	P-2	Stable	F2	Stable
Certain of our subsidiaries have agreements that contain “ratings triggers” that require increased collateral if our credit ratings or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of December 31, 2025, a collateral requirement of approximately $150.2 million would be required in the event of a downgrade below investment grade. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.

NISOURCE INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Equity. Our authorized capital stock consists of 770,000,000 shares, $0.01 par value, of which 750,000,000 are common stock and 20,000,000 are preferred stock. As of December 31, 2025, 478,432,058 shares of common stock were outstanding and no shares of preferred stock were outstanding. For more information regarding our common and preferred stock, see Note 6, "Equity," in the Notes to Consolidated Financial Statements.
Contractual Obligations, Cash Requirements and Off-Balance Sheet Arrangements
We have certain contractual obligations requiring payments at specified periods. Our material cash requirements are detailed below. We intend to use funds from the liquidity sources referenced above to meet these cash requirements.
At December 31, 2025, we had $15,477.5 million in long-term debt, of which $19.7 million is current, and $736.0 million in short-term borrowings outstanding.
During 2026 and 2027, we expect to make cash payments of $809.5 million and $879.3 million, respectively, related to pipeline service obligations including demand for gas transportation, gas storage and gas purchases, and $87.6 million and $10.4 million, respectively, for long lead time items related to plant equipment purchases.
Our expected payments include employer contributions to pension and other postretirement benefits plans expected to be made in 2026. Plan contributions beyond 2026 are dependent upon a number of factors, including actual returns on plan assets, which cannot be reliably estimated at this time. In 2026, we expect to make contributions of approximately $2.7 million to our pension plans and approximately $18.3 million to our postretirement medical and life plans. Refer to Note 16, "Pension and Other Postemployment Benefits," in the Notes to Consolidated Financial Statements for more information.
We cannot reasonably estimate the settlement amounts or timing of cash flows related to asset retirement obligations on the Consolidated Balance Sheets.
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

NISOURCE INC.
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
Refer to Note 13, "Risk Management Activities," in the Notes to Consolidated Financial Statements for further information on our commodity price risk assets and liabilities as of December 31, 2025 and 2024.
Interest Rate Risk

We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $8.2 million and $7.9 million for 2025 and 2024, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future long-term debt issuances. From time to time, we may enter into forward interest rate instruments to lock in long term interest costs and/or rates.
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

NISOURCE INC.
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

NISOURCE INC.
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
The expected long-term rate of return on plan assets is a component utilized in calculating annual pension and other postretirement benefit plan costs. We estimate the expected return on plan assets by evaluating expected bond returns, equity risk premiums, target asset allocations, the effects of active plan management, the impact of periodic plan asset rebalancing and historical performance. We also consider the guidance from our investment advisors in making a final determination of our expected rate of return on assets. For measurement of 2025 net periodic benefit cost, we selected a weighted-average assumption of the expected pre-tax long-term rate of return of 7.30% and 7.09% for our pension and other postretirement benefit plan assets, respectively. For measurement of 2026 net periodic benefit cost, we selected a weighted-average assumption of the expected pre-tax long-term rate of return of 7.13 % and 6.61% respectively, for our pension and other postretirement benefit plan assets.
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
The following tables illustrate the effects of changes in these actuarial assumptions while holding all other assumptions constant:

	Impact on December 31, 2025 Projected Benefit Obligation Increase/(Decrease)
Change in Assumptions (in millions)	Pension Benefits	Other Postretirement Benefits
+50 basis points change in discount rate	$(43.8)	$(16.9)
-50 basis points change in discount rate	47.1	18.3

	Impact on 2025 Expense Increase/(Decrease)(1)
Change in Assumptions (in millions)	Pension Benefits	Other Postretirement Benefits
+50 basis points change in discount rate	$(1.3)	$0.1
-50 basis points change in discount rate	1.4	0.3
+50 basis points change in expected long-term rate of return on plan assets	(6.3)	(1.2)
-50 basis points change in expected long-term rate of return on plan assets	6.3	1.2
(1)Before labor capitalization and regulatory deferrals.
Goodwill and Other Intangible Assets. We have six goodwill reporting units, comprised of the six state operating companies within both the Columbia Operations and NIPSCO Operations reportable segments. Our goodwill assets at December 31, 2025 were $1,485.9 million, most of which resulted from the acquisition of Columbia on November 1, 2000.
As required by GAAP, we test for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. Our annual goodwill test takes place in the second quarter of each year and was performed on May 1, 2025. A qualitative ("step 0") test was completed on May 1, 2025 for all reporting units. In the Step 0 analysis, we assessed various assumptions, events and circumstances that would have affected the estimated fair value of the applicable reporting units as compared to the baseline "step 1" fair value measurement performed May 1, 2024.

NISOURCE INC.
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
See Note 10, "Goodwill," in the Notes to Consolidated Financial Statements for information regarding our 2025 analyses and assumptions.
Unbilled Revenue. We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon historical usage, customer rates and weather. As of December 31, 2025, we recorded $465.2 million of customer accounts receivable for unbilled revenue. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Refer to Note 3, "Revenue Recognition," in the Notes to Consolidated Financial Statements for additional information regarding our significant judgments and estimates related to unbilled revenue recognition.
Income Taxes. The consolidated income tax provision and deferred income tax assets and liabilities, as well as any unrecognized tax benefits and valuation allowances, require use of estimates and significant management judgment. Although we believe that current estimates for deferred tax assets and liabilities are reasonable, actual results could differ from these estimates for a variety of reasons, including reasonable projections of taxable income, the ability and intent to implement tax planning strategies if necessary, and interpretations of applicable tax laws and regulations across multiple taxing jurisdictions. Ultimate resolution or clarification of income tax matters may result in favorable or unfavorable impacts to net income and cash flows, and adjustments to tax-related assets and liabilities could be material.
We account for uncertain income tax positions using a benefit recognition model with a two-step approach including a more-likely-than-not recognition threshold and a measurement approach based on the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. We evaluate each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. Significant judgment is required to determine whether the recognition threshold has been met and, if so, the appropriate amount of tax benefits to be recorded in the consolidated financial statements. At December 31, 2025 and 2024, we had $21.7 million of unrecognized tax benefits. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations.
On a quarterly basis, we evaluate our deferred tax assets by considering current and historical financial results, expectations for future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. Failure to achieve forecasted taxable income or successfully implement tax planning strategies may affect the realization of deferred tax assets. We establish a valuation allowance when we conclude it is more likely than not that all, or a portion, of a deferred tax asset will not be realized in future periods. Significant judgment is required to determine the amount of tax benefits expected to be realized. At December 31, 2025 and 2024, we had established $14.8 million and $6.4 million, respectively, of valuation allowances (net of federal benefit) related to federal Section 163(j) interest limitation carryforward and certain state net operating loss carryforwards. Refer to Note 15, "Income Taxes," in the Notes to Consolidated Financial Statements for additional information.
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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of NiSource Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NiSource Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the application of specialized rules to account for the effects of cost-based rate regulation related to the uncertainty of future decisions by the rate regulators, specifically the Indiana Utility Regulatory Commission (IURC) and the Public Utilities Commission of Ohio (PUCO), included the following, among others:

•We tested the effectiveness of management’s controls over (1) the evaluation of the likelihood of (a) the recovery of costs deferred as regulatory assets in future periods, and (b) regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates; and (2) the evaluation of Hypothetical Liquidation Book Value (HLBV) accounting for the company’s renewable facility joint ventures and its impact on the Company’s regulatory liability.

•We evaluated Northern Indiana Public Service Company LLC and Columbia Gas of Ohio, Inc.’s disclosures related to the financial statement impacts of rate regulation.

•We read relevant regulatory orders issued by the IURC and PUCO, including regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or a future reduction in rates based on precedents of the commissions’ treatment of similar costs under similar circumstances. We evaluated this external information and compared to management’s recorded regulatory asset and liability balances for completeness, including the implementation of a new base rate order at Northern Indiana Public Service Company LLC’s electric business.

•We inspected minutes of the boards of directors for discussions of changes in legal, regulatory, or business factors which could impact management’s conclusions with respect to the financial statement impacts of rate regulation.

•For the Northern Indiana Public Service Company LLC's electric base rate case that was approved in 2025, we inspected the order for any evidence that might contradict management’s assertions related to recoverability of recorded assets.

•We inquired of management about property, plant, and equipment that may be abandoned with an emphasis on the generation strategy related to Northern Indiana Public Service Company LLC’s R.M. Schahfer and Michigan City Generating Stations. We inspected minutes of the board of directors, regulatory orders, the Department of Energy’s

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Order Under Federal Power Act Section 202(c), and other filings with the IURC to identify evidence that may contradict management’s assertion regarding probability of abandonment.

•We read the relevant regulatory orders issued by the IURC for the Company’s renewable energy investments held within joint ventures. We evaluated the appropriateness of recognizing a regulatory liability for timing differences between the profit allocated under the HLBV accounting method and the allowed earnings included in rates for these joint ventures. We also evaluated the appropriateness of the offset to the regulatory liability recorded in depreciation expense.
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
February 11, 2026

We have served as the Company's auditor since 2002.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in millions, except per share amounts)	2025	2024	2023
Operating Revenues
Customer revenues	$6,522.8	$5,282.9	$5,347.8
Other revenues	119.4	172.2	157.6
Total Operating Revenues	6,642.2	5,455.1	5,505.4
Operating Expenses
Cost of energy	1,584.4	1,132.2	1,533.3
Operation and maintenance	1,710.2	1,515.2	1,494.9
Depreciation and amortization	1,167.6	1,043.2	908.2
Loss on impairment of assets	0.7	6.1	—
Loss (gain) on sale of assets, net	(0.1)	2.9	2.9
Other taxes	344.1	300.0	270.6
Total Operating Expenses	4,806.9	3,999.6	4,209.9
Operating Income	1,835.3	1,455.5	1,295.5
Other Income (Deductions)
Interest expense, net	(639.0)	(517.2)	(489.6)
Other, net	20.1	64.5	8.0
Total Other Deductions, Net	(618.9)	(452.7)	(481.6)
Income before Income Taxes	1,216.4	1,002.8	813.9
Income Taxes	203.8	158.1	139.5
Net Income	1,012.6	844.7	674.4
Net income (loss) attributable to noncontrolling interest	83.1	84.3	(39.9)
Net Income attributable to NiSource	929.5	760.4	714.3
Preferred dividends	—	(6.7)	(42.8)
Preferred redemption premium	—	(14.0)	(9.8)
Net Income Available to Common Shareholders	$929.5	$739.7	$661.7
Earnings Per Share
Basic Earnings Per Share	$1.96	$1.63	$1.59
Diluted Earnings Per Share	$1.95	$1.62	$1.48
Basic Average Common Shares Outstanding	472.9	454.2	416.1
Diluted Average Common Shares	474.5	456.0	447.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

Year Ended December 31, (in millions, net of taxes)	2025	2024	2023
Net Income	$1,012.6	$844.7	$674.4
Other comprehensive income:
Net unrealized gain on available-for-sale securities(1)	4.1	3.3	3.9
Net unrealized loss on cash flow hedges(2)	(0.4)	(0.4)	(0.2)
Unrecognized pension and OPEB benefit (costs)(3)	20.5	0.3	(0.2)
Total other comprehensive income	24.2	3.2	3.5
Total Comprehensive Income	$1,036.8	$847.9	$677.9
(1) Net unrealized gain on available-for-sale securities, net of $1.1 million tax expense, $0.9 million tax expense and $1.0 million tax expense in 2025, 2024 and 2023, respectively.
(2) Net unrealized loss on derivatives qualifying as cash flow hedges, net of $0.1 million tax benefit, $0.1 million tax benefit and $0.1 million tax benefit in 2025, 2024 and 2023, respectively.
(3) Unrecognized pension and OPEB benefit (costs), net of $4.4 million tax expense, $0.3 million tax expense and $0.1 million tax benefit in 2025, 2024 and 2023, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED BALANCE SHEETS

(in millions)	December 31, 2025	December 31, 2024
ASSETS
Property, Plant and Equipment
Plant	$38,058.8	$34,152.9
Accumulated depreciation and amortization	(9,370.6)	(8,699.0)
Net Property, Plant and Equipment(1)	28,688.2	25,453.9
Investments and Other Assets
Unconsolidated affiliates	8.1	6.5
Available-for-sale debt securities (amortized cost of $145.8 and $91.9, allowance for credit losses of $0.0 and $0.1, respectively)	146.1	86.7
Other investments	118.6	85.5
Total Investments and Other Assets	272.8	178.7
Current Assets
Cash and cash equivalents	110.1	156.6
Restricted cash	25.6	42.0
Accounts receivable	1,238.1	987.9
Allowance for credit losses	(40.6)	(23.7)
Accounts receivable, net	1,197.5	964.2
Gas storage	252.0	179.6
Materials and supplies, at average cost	189.0	173.3
Electric production fuel, at average cost	8.5	36.2
Exchange gas receivable	66.0	45.7
Regulatory assets	274.2	319.9
Prepayments	149.3	138.5
Other current assets	105.0	24.2
Total Current Assets(1)	2,377.2	2,080.2
Other Assets
Regulatory assets	2,225.2	2,157.4
Goodwill	1,485.9	1,485.9
Deferred charges and other(2)	809.4	432.0
Total Other Assets	4,520.5	4,075.3
Total Assets	$35,858.7	$31,788.1
(1)Includes $1,312.7 million and $1,323.8 million in 2025 and 2024, respectively, of net property, plant and equipment assets, $90.1 million and $65.0 million in 2025 and 2024, respectively, of current assets of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Refer to Note 4, "Noncontrolling Interests," for additional information.
(2)Includes $305.4 million in 2025 of advanced deposits of project costs of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Refer to Note 4, "Noncontrolling Interests," for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)	December 31, 2025	December 31, 2024
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value, 750,000,000 shares authorized; 478,432,058 and 469,822,472 shares outstanding, respectively	$4.8	$4.7
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	9,866.6	9,521.5
Retained deficit	(315.2)	(711.7)
Accumulated other comprehensive loss	(6.2)	(30.4)
Total NiSource Stockholders' Equity	9,450.1	8,684.2
Noncontrolling interest in consolidated subsidiaries	2,209.8	1,984.1
Total Stockholders’ Equity	11,659.9	10,668.3
Long-term debt, excluding amounts due within one year	15,457.8	12,074.5
Total Capitalization	27,117.7	22,742.8
Current Liabilities
Current portion of long-term debt	19.7	1,281.2
Short-term borrowings	736.0	604.6
Accounts payable	1,124.5	863.1
Customer deposits and credits	283.4	268.8
Taxes accrued	228.8	173.4
Interest accrued	206.2	157.0
Asset retirement obligations	55.0	84.6
Exchange gas payable	125.4	91.8
Regulatory liabilities	260.1	150.5
Accrued compensation and employee benefits	246.8	268.2
Other accruals	171.5	170.2
Total Current Liabilities(1)	3,457.4	4,113.4
Other Liabilities
Deferred income taxes	2,500.1	2,281.6
Accrued liability for postretirement and postemployment benefits	153.1	207.5
Regulatory liabilities	1,513.3	1,431.2
Asset retirement obligations	781.9	698.6
Other noncurrent liabilities and deferred credits	335.2	313.0
Total Other Liabilities(1)	5,283.6	4,931.9
Commitments and Contingencies (Refer to Note 19, "Other Commitments and Contingencies")
Total Capitalization and Liabilities	$35,858.7	$31,788.1
(1)Includes $56.9 million and $53.7 million in 2025 and 2024, respectively, of current liabilities, $55.7 million and $58.3 million in 2025 and 2024, respectively, of other liabilities, and finance leases of $40.1 million and $40.4 million in 2025 and 2024, respectively, of consolidated VIEs that creditors do not have recourse to our general credit. Refer to Note 4, "Noncontrolling Interests," for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)	2025	2024	2023
Operating Activities
Net Income	$1,012.6	$844.7	$674.4
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	1,167.6	1,043.2	908.2
Deferred income taxes and investment tax credits	235.8	168.0	134.1
Stock compensation expense and 401(k) profit sharing contribution	50.9	43.6	33.5
Payments for asset retirement obligations	(73.0)	(72.5)	(41.6)
Other adjustments	24.8	(49.9)	(15.0)
Changes in Assets and Liabilities:
Accounts receivable	(273.4)	(101.5)	184.1
Gas storage and other inventories	(60.3)	102.0	233.9
Accounts payable	131.8	71.5	(171.8)
Exchange gas receivable/payable	135.8	(133.5)	126.5
Other accruals	67.9	9.5	(102.9)
Prepayments and other current assets	(37.3)	(75.9)	36.7
Regulatory assets/liabilities	55.7	(8.7)	(26.2)
Postretirement and postemployment benefits	(46.1)	(64.3)	(22.0)
Deferred charges and other noncurrent assets	(33.5)	(20.8)	(10.1)
Other noncurrent liabilities and deferred credits	3.0	26.1	(6.7)
Net Cash Flows from Operating Activities	2,362.3	1,781.5	1,935.1
Investing Activities
Capital expenditures	(2,782.3)	(2,614.0)	(2,645.8)
Cost of removal	(188.3)	(166.8)	(160.8)
Purchases of available-for-sale securities	(93.9)	(17.8)	(42.8)
Sales of available-for-sale securities	39.3	93.2	39.9
Milestone and final payments to renewable generation asset developers	(1,098.7)	(482.0)	(761.4)
Advanced deposits for project costs	(373.8)	(29.0)	—
Other investing activities	(26.4)	3.4	(0.7)
Net Cash Flows used for Investing Activities	(4,524.1)	(3,213.0)	(3,571.6)
Financing Activities
Proceeds from issuance of long-term debt	3,352.0	2,229.5	1,488.7
Repayments of finance lease obligations	(22.0)	(25.6)	(33.1)
Repayments of long-term debt	(1,260.0)	—	—
Repayment of short term credit agreements	—	(1,650.0)	—
Issuance of short term credit agreements	—	—	650.0
Net change in commercial paper and other short-term borrowings	131.4	(794.0)	636.4
Issuance of common stock, net of issuance costs	312.1	612.6	12.9
Redemption of preferred stock	—	(486.1)	(393.9)
Preferred stock redemption premium	—	(14.0)	(6.2)
Payment of obligation to renewable generation asset developer	—	—	(347.2)
Equity costs, premiums and other debt related costs	(26.8)	(67.3)	(30.2)
Contributions from NIPSCO and GenCo minority interest holders	231.4	99.5	2,161.9
Distributions to NIPSCO minority interest holders	(74.6)	(50.3)	—
Contributions from tax equity partners	—	—	240.9
Distributions to tax equity partners	(14.2)	(16.1)	(14.1)
Dividends paid - common stock	(530.4)	(481.0)	(413.5)
Dividends paid - preferred stock	—	(8.2)	(43.8)
Contract liability payment	—	—	(66.6)
Net Cash Flows (used for) from Financing Activities	2,098.9	(651.0)	3,842.2
Change in cash, cash equivalents and restricted cash	(62.9)	(2,082.5)	2,205.7
Cash, cash equivalents and restricted cash at beginning of period	198.6	2,281.1	75.4
Cash, Cash Equivalents and Restricted Cash at End of Period	$135.7	$198.6	$2,281.1

Reconciliation to Balance Sheet	2025	2024	2023
Cash and cash equivalents	110.1	156.6	2,245.4
Restricted cash	25.6	42.0	35.7
Total Cash, Cash Equivalents and Restricted Cash	135.7	198.6	2,281.1
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of December 31, 2022	$4.2	$1,546.5	$(99.9)	$7,375.3	$(1,213.6)	$(37.1)	$326.4	$7,901.8
Comprehensive Income:
Net Income (Loss)	—	—	—	—	714.3	—	(39.9)	674.4
Other comprehensive income, net of tax	—	—	—	—	—	3.5	—	3.5
Dividends:
Common stock ($1.00 per share)	—	—	—	—	(414.1)	—	—	(414.1)
Preferred stock (See Note 6)	—	—	—	—	(43.8)	—	—	(43.8)
Noncontrolling Interests:
Issuance of noncontrolling interests(2)	—	—	—	809.6	—	—	1,361.1	2,170.7
Contributions from noncontrolling interest (3)	—	—	—	—	—	—	233.2	233.2
Distributions to noncontrolling interest	—	—	—	—	—	—	(14.1)	(14.1)
Stock issuances (redemptions):
Equity Units	0.3	(666.5)	—	666.2	—	—	—	—
Series A Preferred stock redemption	—	(393.9)	—	—	—	—	—	(393.9)
Series A Preferred stock redemption premium	—	—	—	—	(9.8)	—	—	(9.8)
Employee stock purchase plan	—	—	—	5.9	—	—	—	5.9
Long-term incentive plan	—	—	—	12.6	—	—	—	12.6
401(k) and profit sharing	—	—	—	9.9	—	—	—	9.9
Balance as of December 31, 2023	$4.5	$486.1	$(99.9)	$8,879.5	$(967.0)	$(33.6)	$1,866.7	$10,136.3
Comprehensive Income:
Net Income	—	—	—	—	760.4	—	84.3	844.7
Other comprehensive income, net of tax	—	—	—	—	—	3.2	—	3.2
Dividends:
Common stock ($1.06 per share)	—	—	—	—	(483.0)	—	—	(483.0)
Preferred stock (See Note 6)	—	—	—	—	(8.1)	—	—	(8.1)
Noncontrolling Interests:
Contributions from noncontrolling interest(3)	—	—	—	—	—	—	99.5	99.5
Distributions to noncontrolling interest	—	—	—	—	—	—	(66.4)	(66.4)
Stock issuances (redemptions):
Series B and B-1 Preferred stock redemption	—	(486.1)	—	—	—	—	—	(486.1)
Series B and B-1 Preferred stock redemption premium	—	—	—	—	(14.0)	—	—	(14.0)
Employee stock purchase plan	—	—	—	6.4	—	—	—	6.4
Long-term incentive plan	—	—	—	26.6	—	—	—	26.6
401(k) and profit sharing	—	—	—	9.2	—	—	—	9.2
ATM Program	0.2	—	—	599.8	—	—	—	600.0
Balance as of December 31, 2024	$4.7	$—	$(99.9)	$9,521.5	$(711.7)	$(30.4)	$1,984.1	$10,668.3
Comprehensive Income:
Net Income	—	—	—	—	929.5	—	83.1	1,012.6
Other comprehensive income, net of tax	—	—	—	—	—	24.2	—	24.2
Dividends:
Common stock ($1.12 per share)	—	—	—	—	(533.0)	—	—	(533.0)
Noncontrolling Interests:
Contributions from noncontrolling interest(3)	—	—	—	—	—	—	231.4	231.4
Distributions to noncontrolling interests	—	—	—	—	—	—	(88.8)	(88.8)
Stock issuances (redemptions):
Employee stock purchase plan	—	—	—	7.4	—	—	—	7.4
Long-term incentive plan	—	—	—	30.2	—	—	—	30.2
401(k) and profit sharing	—	—	—	9.4	—	—	—	9.4
ATM Program	0.1	—	—	298.1	—	—	—	298.2
Balance as of December 31, 2025	$4.8	$—	$(99.9)	$9,866.6	$(315.2)	$(6.2)	$2,209.8	$11,659.9
(1) Series A, Series B and Series C shares had an aggregate liquidation preference of $400M, $500M and $863M, respectively.
(2) Relates to the NIPSCO Minority Interest Transaction. See Note 4, "Noncontrolling Interests," for additional discussion.
(3) Contributions from NIPSCO and GenCo (starting in 2025) minority interest holders included in noncontrolling interest is net of transaction costs.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (continued)

	Preferred	Common
(in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of December 31, 2022	1,303	416,106	(3,963)	412,143
Issued:
Employee stock purchase plan	—	216	—	216
Long-term incentive plan	—	758	—	758
401(k) and profit sharing plan	—	366	—	366
Equity Units(1)	—	33,899	—	33,899
Redeemed:
Equity Units(1)	(863)	—	—	—
Series A Preferred Stock	(400)	—	—	—
Balance as of December 31, 2023	40	451,345	(3,963)	447,382
Issued:
Employee stock purchase plan	—	218	—	218
Long-term incentive plan	—	769	—	769
401(k) and profit sharing plan	—	309	—	309
ATM Program	—	21,144	—	21,144
Redeemed:
Series B and B-1 Preferred Stock	(40)	—	—	—
Balance as of December 31, 2024	—	473,785	(3,963)	469,822
Issued:
Employee stock purchase plan	—	186	—	186
Long-term incentive plan	—	772	—	772
401(k) and profit sharing plan	—	231	—	231
ATM Program	—	7,421	—	7,421
Balance as of December 31, 2025	—	482,395	(3,963)	478,432
(1)See Note 6, "Equity," for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
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
E.       Investments in Debt Securities. Our investments in debt securities are carried at fair value and are designated as available-for-sale. These investments are included within “Available-for-sale debt securities” and "Other investments" on the Consolidated Balance Sheets. Unrealized gains and losses, net of deferred income taxes, are recorded to accumulated other comprehensive income or loss. At each reporting period these investments are qualitatively and quantitatively assessed to determine whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. Impairments related to credit loss are recorded through an allowance for credit losses. Impairments that are not related to credit losses are included in other comprehensive income and are reflected in the Statements of Consolidated Income. No material impairment charges were recorded for the years ended December 31, 2025, 2024 or 2023. Refer to Note 14, "Fair Value," for additional information.
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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
Non-utility property, consisting of renewable generation assets owned by JVs of which we are the primary beneficiary and certain retired regulatory assets described below, is generally depreciated over the life of the associated assets. Refer to Note 9, "Property, Plant and Equipment," for additional information related to depreciation expense.
For rate-regulated companies where provided for in rates, AFUDC is capitalized on all classes of property except organization costs, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is placed in service. Our consolidated pre-tax rate for AFUDC was 3.6% in 2025, 4.8% in 2024 and 3.9% in 2023.
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
External and internal costs associated with on-premises computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project. Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis generally over a period of five years. External and internal up-front implementation costs associated with cloud computing arrangements that are service contracts are deferred on the Consolidated Balance Sheets, with the associated internal-use software capitalized to plant if the we have a contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for us to either run the software on our own hardware or contract with another party unrelated to the vendor to host the software. Once the installed software is ready for its intended use, such deferred costs are amortized on a straight-line basis to "Operation and maintenance," over the minimum term of the contract plus contractually-provided renewal periods that are reasonably expected to be exercised.
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
I.         Accounts Receivable Transfer Programs. Certain of our subsidiaries have agreements with third parties to transfer certain accounts receivable without recourse. These transfers of accounts receivable are accounted for as secured borrowings. The entire gross receivables balance remains on the December 31, 2025 and 2024 Consolidated Balance Sheets. When amounts are securitized, the short-term debt is recorded in the amount of proceeds received from the transferees involved in the transactions. Refer to Note 7, "Short-Term Borrowings," for further information.
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
K.           Gas Storage and Other Inventories. Both the LIFO inventory methodology and the weighted average cost methodology are used to value natural gas in storage, as approved by regulators for all of our regulated subsidiaries. Inventory valued using LIFO was $42.5 million and $43.8 million at December 31, 2025 and 2024, respectively. Based on the average cost of gas using the LIFO method, the estimated replacement cost of gas in storage was less than the stated LIFO cost by $7.6 million at December 31, 2025 and was less than the stated LIFO cost by $12.8 million at December 31, 2024. As all LIFO inventory costs are collected from customers through our rate-regulated subsidiaries, no inventory impairment has been recorded. Gas inventory valued using the weighted average cost methodology was $209.5 million at December 31, 2025 and $135.8 million at December 31, 2024.
Electric production fuel is valued using the weighted average cost inventory methodology, as approved by NIPSCO's regulator.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
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
N.       Income Taxes and Investment Tax Credits. Under the asset and liability method, deferred income taxes are provided for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amount and the tax basis of existing assets and liabilities. Investment tax credits and production tax credits associated with regulated operations are deferred and amortized as a reduction to income tax expense over a 10 year period and 1 year period, respectively. Furthermore, the tax basis of the asset is reduced by 50% of the ITCs received, resulting in a net deferred tax asset.
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
Pursuant to the Internal Revenue Code and relevant state taxing authorities, we and our subsidiaries generally file consolidated income tax returns for federal and certain state jurisdictions. We and our subsidiaries are parties to a tax sharing agreement under which income taxes recorded by each party represent amounts that would be owed had the party been separately subject to tax. Effective January 1, 2024, NIPSCO Accounts Receivable Corporation is no longer included in the consolidated group and now files a separate income tax return.

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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
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
In December 2023, the NIPSCO Minority Interest Transaction closed and a 19.9% equity interest in NIPSCO Holdings II, the sole owner of NIPSCO, was issued to an affiliate of Blackstone. NIPSCO Holdings II does not meet the criteria of a VIE and instead is consolidated under the voting interest model in accordance with ASC 810 as we maintain control through a majority interest in NIPSCO Holdings II.
In October 2025, the GenCo Minority Interest Transaction closed and a 19.9% equity interest in Generation Holdings II, the sole owner of GenCo, was issued to affiliates of Blackstone. Generation Holdings II meets the criteria of a VIE and is consolidated in accordance with ASC 810 as we control the decisions that are significant to the VIE's ongoing operations and economic results (i.e., we are the primary beneficiary).
Refer to Note 4, "Noncontrolling Interests," for further discussion on the NIPSCO Minority Interest Transaction and GenCo Minority Interest Transaction.
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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
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

Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This pronouncement enhances required income tax disclosures. The pronouncement requires disclosure of specific categories and reconciling items included in the rate reconciliation, disaggregation between federal, state and local income taxes paid, and disclosure of income taxes paid by jurisdictions over a certain threshold. Additionally, the pronouncement eliminates certain required disclosures related to unrecognized tax benefits. We have adopted this ASU on a retrospective basis in the income tax footnote 15, for the year ended December 31, 2025.

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
We have identified our performance obligations created under tariff-based sales as i) the commodity (natural gas or electricity, which includes generation and capacity) and ii) delivery. These commodities are sold and / or delivered to and generally consumed by customers simultaneously, leading to satisfaction of our performance obligations over time as gas or electricity is delivered to customers. Due to the at-will nature of utility customers, performance obligations are limited to the services requested and received to date. Once complete, we generally maintain no additional performance obligations.
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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
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
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Statements of Consolidated Income:

Year Ended December 31, 2025 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$2,279.9	$708.0	$—	$2,987.9
Commercial	763.7	270.0	—	1,033.7
Industrial	167.4	100.2	—	267.6
Off-system	75.8	—	—	75.8
Wholesale	2.1	—	—	2.1
Miscellaneous(1)	35.9	13.5	—	49.4
Subtotal	$3,324.8	$1,091.7	$—	$4,416.5
Electric Generation and Power Delivery
Residential	$—	$768.4	$—	$768.4
Commercial	—	713.9	—	713.9
Industrial	—	578.3	—	578.3
Wholesale	—	45.1	—	45.1
Public Authority	—	9.5	—	9.5
Miscellaneous(1)	—	(8.9)	—	(8.9)
Subtotal	$—	$2,106.3	$—	$2,106.3
Total Customer Revenues(2)	3,324.8	3,198.0	—	6,522.8
Other Revenues(3)	5.2	109.3	4.9	119.4
Total Operating Revenues	$3,330.0	$3,307.3	$4.9	$6,642.2
(1)Amounts included in Columbia Operations are primarily related to earnings sharing mechanisms and late fees. Amounts included in NIPSCO Operations are primarily related to revenue refunds, public repairs and property rentals.
(2)Customer revenue amounts exclude intersegment revenues. See Note 21, "Business Segment Information," for discussion of intersegment revenues.
(3)Amounts included in Columbia Operations primarily relate to alternate revenue programs, including weather normalization adjustment mechanisms. Amounts included in NIPSCO Operations primarily relate to weather normalization adjustment mechanisms, MISO multi-value projects and revenue from non-jurisdictional transmission assets. Amounts included in Corporate and Other primarily relate to products and services revenue.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements

Year Ended December 31, 2024 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$1,833.8	$531.4	$—	$2,365.2
Commercial	580.3	199.2	—	779.5
Industrial	144.2	79.0	—	223.2
Off-system	42.6	—	—	42.6
Wholesale	1.2	—	—	1.2
Miscellaneous(1)	26.3	15.4	—	41.7
Subtotal	$2,628.4	$825.0	$—	$3,453.4
Electric Generation and Power Delivery
Residential	—	649.9	—	649.9
Commercial	—	620.4	—	620.4
Industrial	—	499.1	—	499.1
Wholesale	—	38.3	—	38.3
Public Authority	—	8.1	—	8.1
Miscellaneous(1)	—	13.7	—	13.7
Subtotal	$—	$1,829.5	$—	$1,829.5
Total Customer Revenues(2)	$2,628.4	$2,654.5	$—	$5,282.9
Other Revenues(3)	74.8	96.5	0.9	172.2
Total Operating Revenues	$2,703.2	$2,751.0	$0.9	$5,455.1
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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements

Year Ended December 31, 2023 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$1,827.5	$635.0	$—	$2,462.5
Commercial	598.9	249.0	—	847.9
Industrial	139.0	87.0	—	226.0
Off-system	60.6	—	—	60.6
Wholesale	1.6	—	—	1.6
Miscellaneous(1)	33.4	14.8	—	48.2
Subtotal	$2,661.0	$985.8	$—	$3,646.8
Electric Generation and Power Delivery
Residential	$—	$583.9	$—	$583.9
Commercial	—	578.1	—	578.1
Industrial	—	474.1	—	474.1
Wholesale	—	32.0	—	32.0
Public Authority	—	11.5	—	11.5
Miscellaneous(1)	—	21.4	—	21.4
Subtotal	$—	$1,701.0	$—	$1,701.0
Total Customer Revenues(2)	$2,661.0	$2,686.8	$—	$5,347.8
Other Revenues(3)	72.9	83.9	0.8	157.6
Total Operating Revenues	$2,733.9	$2,770.7	$0.8	$5,505.4
(1)Amounts included in Columbia Operations are primarily related to earnings share mechanisms and late fees. Amounts included in NIPSCO Operations are primarily related to late fees, property rentals, revenue refunds and adjustments.
(2)Customer revenue amounts exclude intersegment revenues. See Note 21, "Business Segment Information," for discussion of intersegment revenues.
(3)Amounts included in Columbia Operations primarily related to weather normalization adjustment mechanisms. Amounts included in NIPSCO Operations primarily related to MISO multi-value projects and revenue from non-jurisdictional transmission assets.

Customer Accounts Receivable. Accounts receivable on our Consolidated Balance Sheets includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of their last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates, and weather. A significant portion of our operations are subject to seasonal fluctuations in sales. During the heating season, primarily from November through March, revenues and receivables from gas sales are more significant than in other months. The opening and closing balances of customer receivables for the year ended December 31, 2025, are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2024	$525.1	$408.1
Balance as of December 31, 2025	698.8	465.2
Utility revenues are billed to customers monthly on a cycle basis. We expect that substantially all customer accounts receivable will be collected following customer billing, as this revenue consists primarily of periodic, tariff-based billings for service and usage. We maintain common utility credit risk mitigation practices, including requiring deposits and actively pursuing collection of past due amounts. Our regulated operations also utilize certain regulatory mechanisms that facilitate recovery of bad debt costs within tariff-based rates, which provides further evidence of collectability. It is probable that substantially all of the consideration to which we are entitled from customers will be collected upon satisfaction of performance obligations.
Allowance for Credit Losses. To evaluate for expected credit losses, customer account receivables are pooled based on similar risk characteristics, such as customer type, geography, payment terms, and related macro-economic risks. Expected credit losses are established using a model that considers historical collections experience, current information, and reasonable and

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
supportable forecasts. Internal and external inputs are used in our credit model including, but not limited to, revenue projections, actual charge-offs data, recoveries data, shut-offs, security deposits and final bill data. We continuously evaluate available information relevant to assessing collectability of current and future receivables. We evaluate creditworthiness of specific customers periodically or following changes in facts and circumstances. When we become aware of a specific commercial or industrial customer's inability to pay, an allowance for expected credit losses is recorded for the relevant amount. We also monitor other circumstances that could affect our overall expected credit losses including, but not limited to, creditworthiness of overall population in service territories, adverse conditions impacting an industry sector, and current economic conditions. Bad debt expense for the year ended December 31, 2025 was $16.5 million higher than the prior year primarily due to increases in aged receivables and anticipated higher delinquencies following colder weather in the fourth quarter.
At each reporting period, we record expected credit losses to an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. A rollforward of our allowance for credit losses as of December 31, 2025 and December 31, 2024, are presented in the tables below:

(in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Balance as of December 31, 2024	$9.8	$13.9	$—	$23.7
Current period provisions	42.3	25.0	—	67.3
Write-offs charged against allowance	(50.8)	(15.0)	—	(65.8)
Recoveries of amounts previously written off	14.3	1.1	—	15.4
Balance as of December 31, 2025	$15.6	$25.0	$—	$40.6

(in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Balance as of December 31, 2023	$10.2	$11.9	$0.8	$22.9
Current period provisions	26.7	12.1	—	38.8
Write-offs charged against allowance	(43.9)	(11.0)	(0.8)	(55.7)
Recoveries of amounts previously written off	16.8	0.9	—	17.7
Balance as of December 31, 2024	$9.8	$13.9	$—	$23.7
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

We did not provide any financial or other support for the JVs during the year that was not contractually required.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements

Our Consolidated Balance Sheets included the following assets and liabilities associated with the JV VIEs.

(in millions)	December 31, 2025	December 31, 2024
Net Property, Plant and Equipment	$1,273.0	$1,323.8
Current assets	27.6	65.0
Total assets(1)(2)	1,300.6	1,388.8
Current liabilities	16.1	53.7
Asset retirement obligations	55.7	58.3
Finance lease obligations	40.1	40.4
Total liabilities(1)(2)	$111.9	$152.4
(1)The assets of each VIE represent assets of a consolidated VIE that can be used only to settle obligations of the respective consolidated VIE. The creditors of the liabilities of the VIEs do not have recourse to the general credit of the primary beneficiary.
(2)In addition to the amounts disclosed above there is a de minimis amount of other noncurrent assets and liabilities at Rosewater as of December 31, 2025.

GenCo Minority Interest Transaction. In October 2025, NiSource issued a 19.9% equity interest in Generation Holdings II, the sole owner of GenCo, to BIP Orion Holdco L.P. and BIP Orion Holdco II L.P., affiliates of Blackstone (collectively, “Blackstone Investor”), in exchange for $35.2 million in cash contributions to Generation Holdings II through the Generation Holdings II LLC Agreement. Generation Holdings II is the sole owner of GenCo. Generation Holding II is considered a VIE as it passes the variability of its operating results through to its shareholders (Generation Holdings I and Blackstone Investor) and has insufficient equity to finance its activities without additional subordinated financial support. The sole purpose of the VIE is to own and operate GenCo which will acquire and build generation assets and provide capacity and electricity to support data center customers. Generation Holdings II and its wholly owned subsidiary, GenCo, is a consolidated VIE, as we have the power to direct the significant decision-making activities that most impact the ongoing operations and economic performance of the entity (i.e., we are the primary beneficiary) including business development and operating decisions.

The Generation Holdings II LLC Agreement establishes, among other things, governance rights, exit rights, requirements for additional capital contributions, mechanics for distributions, and other arrangements for Generation Holdings II. Specifically, under the terms of the Generation Holdings II LLC Agreement, Blackstone Investor will provide up to $1.325 billion in additional capital contributions over a seven-year period, which obligation is backed by an Equity Commitment Letter from Blackstone or an affiliate thereof. Under the Generation Holdings II LLC Agreement, Blackstone Investor is entitled to appoint two directors to the board of directors of Generation Holdings II (the “Board”) so long as Blackstone Investor (together with any approved affiliate) holds at least a 17.5% Percentage Interest (as defined in the Generation Holdings II LLC Agreement). The Board is comprised of seven directors, two appointed by Blackstone Investor and five appointed by NiSource. The Generation Holdings II LLC Agreement also contains certain investor protections, including, among other things, requiring Blackstone Investor approval for Generation Holdings II to take certain major actions outside of the normal course of business. In addition, the Generation Holdings II LLC Agreement contains certain terms surrounding transfer rights and other obligations applicable to both Blackstone Investor and NiSource. Under the Generation Holdings II LLC Agreement, Generation Holdings II has agreed that, so long as Blackstone Investor holds a 14.9% or greater percentage interest in Generation Holdings II, Generation Holdings II and/or its subsidiaries and NIPSCO Holdings II and/or its subsidiaries shall be the exclusive vehicles for all power, storage and generation requirements for data center customers within NIPSCO’s service territory. The Generation Holdings II LLC Agreement also establishes that NiSource will be attributed 80.1% of any profit or loss from Generation Holdings II, through its wholly owned subsidiary GenCo, with the Blackstone Investor being attributed the remaining 19.9% of any profit or loss.

For the twelve months ended December 31, 2025, Generation Holdings I contributed $344.9 million in cash and assets and the Blackstone Investor contributed $76.9 million in cash to Generation Holdings II. For the twelve months ended December 31, 2025, Generation Holdings I received a distribution of $35.2 million from Generation Holdings II.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
Our Consolidated Balance Sheets included the following assets and liabilities associated with GenCo:

(in millions)	December 31, 2025
Net Property, Plant and Equipment	$39.7
Current assets	62.5
Other assets	305.4
Total assets(1)	407.6
Current liabilities	40.8
Total liabilities(1)	$40.8
(1)The assets of each VIE represent assets of a consolidated VIE that can be used only to settle obligations of the respective consolidated VIE. The creditors of the liabilities of the VIEs do not have recourse to the general credit of the primary beneficiary.

Voting Interest Entities

NIPSCO Minority Interest Transaction. In December 2023, we consummated the NIPSCO Minority Interest Transaction for a capital contribution of $2.16 billion in cash. The difference between the $2.16 billion consideration received and the $1.36 billion carrying value of the noncontrolling interest claim on net assets was recorded to additional paid-in capital, net of $54.7 million in transaction costs and a $63.5 million income tax benefit. We retain a controlling financial interest in NIPSCO Holdings II and its subsidiaries and consolidate their financial results. For the twelve months ending December 31, 2025, we received $154.4 million of contributions and made $74.6 million of distributions to our NIPSCO minority interest holders. For the twelve months ending December 31, 2024 we received $99.5 million of contributions and made $50.3 million of distributions to our NIPSCO minority interest holders. See Note 19, "Other Commitments and Contingencies - E. Other Matters," for a detailed discussion of the NIPSCO Holdings II LLC Agreement and governance structure.
In October 2025, the members of NIPSCO Holdings II entered into the Amended LLC Agreement, which, among other changes, increased the amount and time period for additional mandatory capital contributions required to be contributed by Blackstone Investor by $175 million and seven years, which obligation is backed by an Equity Commitment Letter from Blackstone or an affiliate thereof, and amended certain provisions to facilitate NIPSCO Holdings II and its subsidiaries’ provision of electric service to data center customers (and related activities) and their related contracts and arrangements with Generation Holdings II and its subsidiaries.
5.    Earnings Per Share
The calculations of basic and diluted EPS are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Diluted EPS includes the incremental effects of the various long-term incentive compensation plans and ATM forward sale agreements under the treasury stock method when the impact would be dilutive. For the purposes of determining diluted EPS, for the twelve months ended December 31, 2023, the shares underlying the purchase contracts included within the Equity Units were included in the calculation of potential common stock outstanding using the if-converted method under US GAAP and we assumed share settlement of the remaining purchase contract payment balance from our Equity Units based on the average share price during the period. This method assumes conversion at the beginning of the reporting period, or at time of issuance, if later. The purchase contracts were settled on December 1, 2023. For the purchase contracts, the number of shares of our common stock that would have been issuable at the end of each reporting period prior to the settlement date were reflected in the denominator of our diluted EPS calculation. A numerator adjustment was reflected in the calculation of diluted EPS for interest expense incurred in 2023, net of tax, related to the purchase contracts.

The shares underlying the Series C Mandatory Convertible Preferred Stock included within the Equity Units were contingently convertible as the conversion was contingent on a successful remarketing. Contingently convertible shares where conversion was not tied to a market price trigger were excluded from the calculation of diluted EPS until such time as the contingency had been resolved under the if-converted method. The unsuccessful remarketing resolved the contingency and no shares were reflected in the denominator for the years ended December 31, 2023, for the calculation of diluted EPS.
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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by giving effect to all potential shares of common stock, to the extent they are dilutive. Refer to Note 6, "Equity," for additional information.

The following table presents the calculation of our basic and diluted EPS:

Year Ended December 31, (in millions, except per share amounts)	2025	2024	2023
Numerator:
Net Income Available to Common Shareholders	$929.5	$739.7	$661.7
Less: Income allocated to participating securities	2.6	1.6	0.6
Net Income Available to Common Shareholders - Basic	$926.9	$738.1	$661.1
Add: Dilutive effect of Equity Units	—	—	1.4
Net Income Available to Common Shareholders - Diluted	$926.9	$738.1	$662.5
Denominator:
Average common shares outstanding - Basic	472.9	454.2	416.1
Dilutive potential common shares:
Equity Units purchase contracts	—	—	29.8
Equity Units purchase contract payment balance	—	—	0.9
Shares contingently issuable under employee stock plans	1.2	0.9	0.7
Shares restricted under employee stock plans	0.3	0.3	0.4
ATM Forward sale agreements	0.1	0.6	—
Average Common Shares - Diluted	474.5	456.0	447.9
Earnings per common share:
Basic	$1.96	$1.63	$1.59
Diluted	$1.95	$1.62	$1.48
6.     Equity
Holders of shares of our common stock are entitled to receive dividends when, as, and if declared by the Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. We have certain debt covenants that could restrict our ability to pay dividends or potentially limit the amount of dividends we could pay in order to maintain compliance with these covenants. Refer to Note 8, "Long-Term Debt," for more information. As of December 31, 2025, these covenants did not restrict our ability to pay dividends or the amount of dividends that were available to be paid.
There is no preferred stock outstanding as of December 31, 2025.
Common and preferred stock activity for 2025, 2024 and 2023 is described further below.
Details of our 2024 ATM program are summarized below:
•In February 2024, we entered into eight separate equity distribution agreements providing for the sale of up to an aggregate of $900.0 million of our common stock.
•During 2024, we executed and settled four forward sale agreements. Under these agreements, we issued 21,143,900 shares resulting in net proceeds of $600.3 million.
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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
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

•In October 2025, with the commencement of our 2025 ATM program discussed below, we terminated the equity distribution agreements entered into in February 2024 in connection with the 2024 ATM program.

Details of our 2025 ATM program are summarized below:

•In October 2025, we entered into eleven separate equity distribution agreements providing for the sale of up to an aggregate of $1.5 billion of our common stock.

•In October 2025, we executed a direct sale agreement of 1,195,029 shares at a price of $41.84 resulting in net proceeds of $49.6 million received in November 2025.

•In October 2025, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,390,057 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $41.84 per share. We may settle the forward sale agreement in shares, cash or net shares by October 2026. Had we settled all the shares under the forward sale agreement at December 31, 2025, we would have received approximately $99.7 million, based on a net price of $41.73 per share.

•As of December 31, 2025, the 2025 ATM program inclusive of the forward sale agreement had approximately $1.35 billion of equity capacity available. The 2025 ATM program expires in December 2028.

Series A Preferred Stock. During 2023, there were $28.25 dividends declared per share for the Series A Preferred Stock. There were no dividends declared per share for the Series A Preferred Stock during 2024 and 2025.
In June 2023, we redeemed all 400,000 outstanding shares of Series A Preferred Stock for a redemption price of $1,000 per share or $400.0 million in total.

Series B and B-1 Preferred Stock. During 2024 and 2023, dividends declared per share for the Series B Preferred Stock were $406.25 and $1,625.0, respectively. There were no dividends declared per share for the Series B Preferred Stock during 2025.
In March 2024, we redeemed all 20,000 outstanding shares of Series B Preferred Stock for a redemption price of $25,000 per share and all 20,000 outstanding shares of Series B-1 Preferred Stock for a redemption price of $0.01 per share or $500.0 million in total. Following the redemption, dividends ceased to accrue on the shares of Series B Preferred Stock, shares of the Series B Preferred Stock and Series B-1 Preferred Stock were no longer deemed outstanding and all rights of the holders of such shares of Series B Preferred Stock and Series B-1 Preferred Stock terminated. In conjunction with the redemption, we recorded a $14.0 million preferred stock redemption premium, calculated as the difference between the carrying value on the redemption date of the Series B Preferred Stock and Series B-1 Preferred Stock and the total amount of consideration paid to redeem, which was recorded as a reduction to retained earnings during the first quarter of 2024. We did not recognize an excise tax liability under the IRA in connection with this redemption as we issued common stock in 2024 in excess of the fair value of the Series B Preferred Stock and Series B-1 Preferred Stock redeemed.
In March 2024, we filed a Certificate of Elimination to our Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to eliminate from the Amended and Restated Certificate of Incorporation all matters set forth in the Certificate of Designations with respect to the Series B Preferred Stock and the Certificate of Designations with respect to

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
the Series B-1 Preferred Stock. As a result, the 20,000 shares that were previously designated as Series B Preferred Stock and the 20,000 shares that were previously designated as Series B-1 Preferred Stock were returned to the status of authorized but unissued shares of preferred stock, par value $0.01 per share, without designation as to series. The Certificate of Elimination does not change the total number of authorized shares of capital stock of NiSource or the total number of authorized shares of preferred stock. We voluntarily delisted the preferred stock from the New York Stock Exchange in March 2024.

Equity Units. In December 2023, we issued 33,898,837 shares of our common stock under the purchase contract component of the Corporate Units. As of December 2023, each holder of Corporate Units was deemed to have automatically delivered to us the related Series C Mandatory Convertible Preferred Stock that were components of the Corporate Units in full satisfaction of such holder’s obligations under the related purchase contract, and all 862,500 shares of Series C Mandatory Convertible Preferred Stock were returned to the status of authorized but unissued preferred stock, par value of $0.01 per share, without designation as to series. We voluntarily delisted the Corporate Units from the New York Stock Exchange in December 2023.
Refer to Note 5, "Earnings Per Share," for additional information regarding our treatment of the Equity Units for diluted EPS.
Noncontrolling Interest in Consolidated Subsidiaries. As of December 31, 2025 and 2024, NIPSCO and tax equity partners have completed their cash contributions into the Indiana Crossroads Wind, Rosewater, Indiana Crossroads Solar and Dunn's Bridge I JVs. Earnings, tax attributes and cash flows are allocated to both NIPSCO and the respective tax equity partners in varying percentages by category and over the life of the partnership. The tax equity partner's contributions, net of these allocations, is represented as a noncontrolling interest within total equity on the Consolidated Balance Sheets. Refer to Note 4, "Noncontrolling Interests," for more information.
In December 2023, we consummated the closing of the NIPSCO Minority Interest Transaction and issued a 19.9% equity interest in NIPSCO Holdings II LLC to BIP in exchange for a capital contribution of $2.16 billion in cash. Transaction costs and deferred tax impacts of $54.7 million and $63.5 million, respectively, were recorded during the period ending December 31, 2023. Refer to Note 4, "Noncontrolling Interests," Note 15, "Income Taxes," and Note 19, "Other Commitments and Contingencies - E. Other Matters," in the Notes to the Consolidated Financial Statements for more information on this transaction.
In October 2025, NiSource issued a 19.9% direct equity interest in NiSource’s wholly-owned subsidiary Generation Holdings II to BIP Orion Holdco L.P. and BIP Orion Holdco II L.P., affiliates of Blackstone (collectively, “Blackstone Investor”), in exchange for $35.2 million. In October 2025, simultaneously with issuance of the 19.9% equity interest in Generation Holdings II, Blackstone Investor, Generation Holdings I, Generation Holdings II and NiSource entered into Generation Holdings II LLC Agreement. Refer to Note 4, "Noncontrolling Interests," and Note 19, "Other Commitments and Contingencies - E. Other Matters," for more information.
7.     Short-Term Borrowings
We generate short-term borrowings from our revolving credit facility, commercial paper program and accounts receivable transfer programs. Each of these borrowing sources is described further below.
Revolving Credit Facility. We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, the issuance of letters of credit and also for general corporate purposes. Our revolving credit facility has a facility limit of $2.50 billion and is comprised of a syndicate of banks. In December 2025, we extended the termination date of our revolving credit facility to December 2030 and increased our facility limit from $1.85 billion to $2.50 billion. At December 31, 2025 and 2024, we had no outstanding borrowings under this facility.
Commercial Paper Program. In February 2024, we increased our program limit from $1.50 billion to $1.85 billion. We had $736.0 million and $604.6 million of commercial paper outstanding with weighted-average interest rates of 3.92% and 4.73% as of December 31, 2025 and 2024, respectively.
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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Consolidated Balance Sheets. As of December 31, 2025, the maximum amount we could borrow related to our accounts receivable programs is $175.0 million.
We had no short-term borrowings related to the securitization transactions as of December 31, 2025 and 2024, respectively.
For the year ended December 31, 2025 and 2024, zero and $337.6 million, respectively, was recorded as cash flows used for financing activities related to the change in short-term borrowings due to securitization transactions. For the accounts receivable transfer programs, we pay used facility fees for amounts borrowed, unused commitment fees for amounts not borrowed and upfront renewal fees. Fees associated with the securitization transactions were $1.4 million, $1.5 million, and $2.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting the receivables securitized, and the receivables cannot be transferred to another party. Refer to Note 23, "Interest Expense, Net," for additional information on securitization transaction fees.
Items listed above are presented net in the Statements of Consolidated Cash Flows as their maturities are less than 90 days.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
8.     Long-Term Debt
Our long-term debt as of December 31, 2025 and 2024 is as follows:

Long-term debt type	Maturity as of December 31, 2025	Weighted average interest rate (%)	Outstanding balance as of December 31, (in millions)
			2025	2024
Senior notes:
NiSource	August 2025	0.950%	$—	$1,250.0
NiSource	May 2027	3.490%	1,000.0	1,000.0
NiSource	December 2027	6.780%	3.0	3.0
NiSource	March 2028	5.250%	1,050.0	1,050.0
NiSource	July 2029	5.200%	600.0	600.0
NiSource	September 2029	2.950%	750.0	750.0
NiSource	May 2030	3.600%	1,000.0	1,000.0
NiSource	February 2031	1.700%	750.0	750.0
NiSource	June 2033	5.400%	450.0	450.0
NiSource	April 2034	5.350%	650.0	650.0
NiSource	July 2035	5.350%	900.0	—
NiSource	December 2040	6.250%	152.6	152.6
NiSource	June 2041	5.950%	347.4	347.4
NiSource	February 2042	5.800%	250.0	250.0
NiSource	February 2043	5.250%	500.0	500.0
NiSource	February 2044	4.800%	750.0	750.0
NiSource	February 2045	5.650%	500.0	500.0
NiSource	May 2047	4.375%	1,000.0	1,000.0
NiSource	March 2048	3.950%	750.0	750.0
NiSource	June 2052	5.000%	350.0	350.0
NiSource	April 2055	5.850%	1,500.0	—
Total senior notes			$13,253.0	$12,103.0
Junior subordinated notes:
NiSource	November 2054	6.950%	$500.0	$500.0
NiSource	March 2055	6.375%	500.0	500.0
NiSource	July 2056	5.750%	1,000.0	—
Total junior subordinated notes			$2,000.0	$1,000.0
Medium term notes:
NiSource	May 2027	7.990%	$29.0	$29.0
NIPSCO	June 2027 to August 2027	7.644%	58.0	58.0
Columbia of Massachusetts	December 2025	6.430%	—	10.0
Columbia of Massachusetts	February 2028	6.260%	5.0	5.0
Total medium term notes			$92.0	$102.0
Finance leases:
NiSource Corporate Services	January 2026 to September 2027	4.350%	$5.0	$14.6
NIPSCO	December 2027 to December 2063	5.480%	165.5	124.3
Columbia of Ohio	December 2035 to March 2052	6.110%	81.7	85.6
Columbia of Virginia	July 2029 to November 2039	5.620%	16.2	15.2
Columbia of Kentucky	May 2027	5.360%	0.1	0.1
Columbia of Pennsylvania	March 2030 to May 2035	4.430%	5.5	6.4
Total finance leases			$274.0	$246.2
Less: Unamortized issuance costs and discounts			(141.5)	(95.5)
Less: Current portion of long term debt			(19.7)	(1,281.2)
Total Long-Term Debt			$15,457.8	$12,074.5

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
Details of our 2025 long-term debt activity are summarized below:
•In March 2025, we completed the issuance and sale of $750.0 million of 5.850% senior unsecured notes maturing in 2055, which resulted in approximately $739.6 million of net proceeds after discount and debt issuance costs.
•In June 2025, we completed the issuance and sale of an additional $750.0 million of 5.850% senior unsecured notes maturing in 2055 (the "2055 Notes"). The terms of the 2055 Notes, other than the issue date and the price to the public, are identical to the terms of, and constitute a reopening of, our 5.850% senior unsecured notes maturing in 2055 issued in March, 2025. With the incremental issuance, we now have $1.5 billion of 5.850% senior unsecured notes maturing in 2055. In June 2025, we also completed the issuance and sale of $900.0 million of 5.350% senior unsecured notes maturing in 2035 (the "2035 Notes"). The issuances of the 2055 Notes and the 2035 Notes in June, 2025 resulted in approximately $1.616 billion of total net proceeds after discount and debt issuance costs.
•In August 2025, we repaid $1,250.0 million of 0.95% senior unsecured notes at maturity.
•In November 2025, we completed the issuance and sale of $1.0 billion of 5.750% fixed-to-fixed reset rate junior subordinated notes maturing in 2056, which resulted in approximately $984.3 million of net proceeds after debt issuance costs. The subordinated notes bear interest (i) from and including November 2025 to, but excluding, July 2031 at a rate of 5.75% per annum and (ii) from and including July 2031, during each five-year reset period at a rate per annum equal to the five-year U.S. treasury rate (determined as described in the prospectus supplement filed with the SEC in November 2025) as of the then most recent reset interest determination date plus a spread of 2.035%, to be reset on each reset date; provided that the interest rate during any reset period will not reset below 5.750% per annum. At our option, we may redeem some or all of the subordinated notes during specified periods, and upon the occurrence of certain ratings or tax events, all as described in the prospectus supplement. In accordance with terms of the subordinated notes, we have the right, from time to time, to defer the payment of interest on the outstanding subordinated notes on one or more occasions for up to ten consecutive years. In the event that we were to exercise such right to defer interest on the subordinated notes, we would not be able to pay cash dividends on the common stock during the periods in which such payments were deferred.
•In December 2025, Columbia of Massachusetts repaid $10.0 million of 6.430% medium term notes at maturity.
Details of our 2024 long-term debt activity are summarized below:
•In March 2024, we completed the issuance and sale of $650.0 million of 5.350% senior unsecured notes maturing in 2034, which resulted in approximately $642.6 million of net proceeds after discount and debt issuance costs.
•In May 2024, we completed the issuance and sale of $500.0 million of 6.950% fixed-to-fixed reset rate junior subordinated notes maturing in 2054, which resulted in approximately $493.4 million of net proceeds after debt issuance costs. The subordinated notes bear interest (i) from and including May 2024 to, but excluding, November 2029 at a rate of 6.950% per annum and (ii) from and including November 2029, during each five-year reset period at a rate per annum equal to the five-year U.S. treasury rate (determined as described in the prospectus supplement filed with the SEC in May 2024) as of the then most recent reset interest determination date plus a spread of 2.451%, to be reset on each reset date. At our option, we may redeem some or all of the subordinated notes during specified periods, and upon the occurrence of certain ratings or tax events, all as described in the prospectus supplement. In accordance with terms of the subordinated notes, we have the right, from time to time, to defer the payment of interest on the outstanding subordinated notes on one or more occasions for up to ten consecutive years. In the event that we were to exercise such right to defer interest on the subordinated notes, we would not be able to pay cash dividends on the common stock during the periods in which such payments were deferred.
•In June 2024, we completed the issuance and sale of $600.0 million of 5.200% senior unsecured notes maturing in 2029, which resulted in approximately $593.7 million of net proceeds after discount and debt issuance costs.
•In September 2024, we completed the issuance and sale of $500.0 million of 6.375% fixed-to-fixed reset rate junior subordinated notes maturing in 2055, which resulted in approximately $493.6 million of net proceeds after debt issuance costs. The subordinated notes bear interest (i) from and including September 2024 to, but excluding, March 2035 at a rate of 6.375% per annum and (ii) from and including March 2035, during each five-year reset period at a rate per annum equal to the five-year U.S. treasury rate (determined as described in the prospectus supplement filed with the SEC in September 2024) as of the then most recent reset interest determination date plus a spread of 2.527%,

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
to be reset on each reset date. At our option, we may redeem some or all of the subordinated notes during specified periods, and upon the occurrence of certain ratings or tax events, all as described in the prospectus supplement. In accordance with terms of the subordinated notes, we have the right, from time to time, to defer the payment of interest on the outstanding subordinated notes on one or more occasions for up to ten consecutive years. In the event that we were to exercise such right to defer interest on the subordinated notes, we would not be able to pay cash dividends on the common stock during the periods in which such payments were deferred.

See Note 19, "Other Commitments and Contingencies - A. Contractual Obligations," for the outstanding long-term debt maturities at December 31, 2025.
Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the life of such bonds.
We are subject to a financial covenant under our revolving credit facility which requires us to maintain a debt to capitalization ratio that does not exceed 70%. As of December 31, 2025, the ratio was 51.0%.
We are also subject to certain other non-financial covenants under the revolving credit facility. Such covenants include a limitation on the creation or existence of new liens on our assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional subset of assets equal to $500 million. An asset sale covenant generally restricts the sale, conveyance, lease, transfer or other disposition of our assets to those dispositions that are for a price not materially less than fair market of such assets, that would not materially impair our ability to perform obligations under the revolving credit facility, and that together with all other such dispositions, would not have a material adverse effect. The covenant also restricts dispositions to no more than 15% of our consolidated total assets as of the last day of our fiscal year then most recently ended for which financial statements have been delivered. Additionally, the revolving credit facility requires us to own directly or indirectly at least 70% of NIPSCO. The revolving credit facility also includes a cross-default provision, which triggers an event of default under the credit facility in the event of an uncured payment default relating to any indebtedness of us or any of our subsidiaries in a principal amount of $100.0 million or more.
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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
9.    Property, Plant and Equipment
Our property, plant and equipment on the Consolidated Balance Sheets are classified as follows:

At December 31, (in millions)	2025	2024
Property, Plant and Equipment
Gas distribution utility	$21,509.4	$20,007.2
Electric utility	11,420.7	8,666.8
Corporate	236.4	248.1
Construction work in process	1,700.7	2,084.7
JV renewable generation assets(1)	1,429.3	1,434.2
Non-utility and other	1,762.3	1,711.9
Total Property, Plant and Equipment	$38,058.8	$34,152.9
Accumulated Depreciation and Amortization
Gas distribution utility	$(4,427.3)	$(4,166.8)
Electric utility	(2,987.0)	(2,707.8)
Corporate	(156.1)	(163.4)
JV renewable generation assets(1)	(156.3)	(110.4)
Non-utility and other	(1,643.9)	(1,550.6)
Total Accumulated Depreciation and Amortization	$(9,370.6)	$(8,699.0)
Net Property, Plant and Equipment	$28,688.2	$25,453.9
(1)These JV renewable generation assets owned and operated by JVs between NIPSCO and unrelated tax equity partners represent Non-Utility Property, are depreciated straight-line over 30 years and are part of our NIPSCO Operations segment. Refer to Note 4, "Noncontrolling Interests," for additional information.

The weighted average depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
NIPSCO Operations	3.0%	3.0%	3.0%
Columbia Operations	2.6%	2.6%	2.5%

We recognized depreciation expense of $1,008.9 million, $820.4 million and $756.9 million for the years ended 2025, 2024 and 2023, respectively. The 2025, 2024 and 2023, depreciation expense includes $62.4 million, $58.9 million, and $12.5 million related to the regulatory deferral of income associated with our JVs. See Note 1, "Nature of Operations and Summary of Significant Accounting Policies - S. Noncontrolling Interest," for additional details.
Amortization of on-premises Software Costs. We amortized $76.0 million, $85.2 million and $77.5 million in 2025, 2024 and 2023, respectively, related to software recorded as intangible assets. Our unamortized software balance was $390.3 million and $236.1 million at December 31, 2025 and 2024, respectively.
Amortization of Cloud Computing Costs. We amortized $27.0 million, $17.7 million and $12.6 million in 2025, 2024 and 2023, respectively, related to cloud computing costs to "Operation and maintenance" expense. Our unamortized cloud computing balance was $165.1 million and $77.5 million at December 31, 2025 and 2024, respectively.
10.    Goodwill
The following presents our goodwill balance allocated by segment as of December 31, 2025:

(in millions)	Columbia Operations	NIPSCO Operations	Total
Goodwill	$1,468.1	$17.8	$1,485.9

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
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
11.    Asset Retirement Obligations
We have recognized asset retirement obligations associated with various legal obligations including costs to remove and dispose of certain construction materials located within many of our facilities (including our JV facilities), certain costs to retire pipeline, removal costs for certain underground storage tanks, closure costs for certain sites including ash ponds, solid waste management units and a landfill, as well as some other nominal asset retirement obligations. We also have an obligation associated with the decommissioning of our two hydro facilities located in Indiana. These hydro facilities have an indeterminate life, and as such, no asset retirement obligation has been recorded.
During 2025, we continued to evaluate the applicability of revisions to the EPA rule for disposal of CCRs, which was announced in May 2024. As a result, during 2025, we recorded an increase of $48.9 million based on initial assessments of estimated costs to comply with the EPA rule for certain sites. Additional costs will be recorded if they become probable and estimable. These costs are expected to be recoverable through existing and future depreciation rates. See Note 19, "Other Commitments and Contingencies - D. Environmental Matters," for additional information on the legacy CCR rule.
Changes in our liability for asset retirement obligations for the years 2025 and 2024 are presented in the table below:

(in millions)	2025	2024
Beginning Balance	$783.2	$553.0
Accretion recorded as a regulatory asset/liability	38.0	25.3
Additions	63.3	189.9
Settlements	(73.0)	(72.5)
Change in estimated cash flows	25.4	87.5
Ending Balance	$836.9	$783.2

Certain non-legal costs of removal not yet incurred but have been, and continue to be, included in depreciation rates and collected in the customer rates of the rate-regulated subsidiaries are classified as "Regulatory liabilities" on the Consolidated Balance Sheets.
12.    Regulatory Matters
Regulatory Filings

Renewable generation filings. In February 2025, NIPSCO filed a petition with the IURC to modify its February 2023 order that approved a power purchase agreement related to Templeton and allow for NIPSCO to fully own Templeton. The IURC issued an order in September 2025 approving the filed petition.

NIPSCO Electric rate case filing. In February 2025, NIPSCO and certain intervening parties filed a Joint Stipulation and Settlement Agreement with the IURC. The IURC issued an order in June 2025, approving the Settlement Agreement without modification. New rates were implemented in multiple steps beginning in July 2025 and will continue with the final step no later than March 2026.

Columbia of Pennsylvania rate case filing. In December 2025, the Pennsylvania Public Utility Commission issued a final order accepting in part, and denying in part, Columbia's exceptions to the recommended decision issued by the Administrative Law Judges. The final order approved the continuation of a pilot residential Weather Normalization Adjustment with a few modifications (most notably increasing the percentage range in which weather normalization is applied from 3% to 5% and an increase to the residential fixed customer charge to $20.15. Rates became effective in January 2026. Two parties have filed petitions for reconsideration on certain aspects of the final order and petitions for reconsideration are pending.

GenCo filing. In January 2025, GenCo, an indirect subsidiary of NiSource Inc., filed a declination of jurisdiction petition with the IURC related to the ownership, development, financing, construction and operation of generation facilities. This was an

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
administrative filing and is a step in NIPSCO’s effort to set up a framework to accommodate megaload customers, including data centers. A settlement agreement among GenCo, NIPSCO, and a coalition of NIPSCO's largest industrial customers was approved by the IURC in September 2025. In October 2025, the Indiana Office of the Utility Consumer Counselor ("OUCC") filed a limited Request for Rehearing with the IURC and the OUCC filed a Notice of Appeal of the IURC order approving the GenCo settlement, which was immediately stayed by the Court of Appeals to allow the IURC process to be completed. In November 2025, the IURC issued an order granting the OUCC’s limited request for rehearing, which was supported by NIPSCO and GenCo. In December 2025, all parties who originally appealed the IURC approval filed motions to dismiss their respective appeals.

NIPSCO Electric Special Contract and GenCo PPA filing. In November 2025, NIPSCO and GenCo filed an application with the IURC seeking approval of (i) a retail special contract for electric service between NIPSCO and ADS, (ii) a related power purchase agreement between NIPSCO and GenCo, and (iii) an alternative regulatory plan and associated accounting treatment. Testimony from the OUCC and intervenors was filed in January 2026. The OUCC and one other intervenor were generally supportive of approval of the special contract and GenCo PPA, while one intervenor sought certain modifications to the special contract. A hearing is scheduled for February 2026. An order is anticipated in the second quarter of 2026.

202(c) Emergency Order for R.M. Schahfer coal facility. In December 2025, before the planned retirement of the R.M. Schahfer coal facility, the U.S. Secretary of Energy issued an emergency order under section 202(c) of the Federal Power Act requiring R.M. Schahfer to continue operating for 90 days, through March 23, 2026. The order stated that continued operation of R.M. Schahfer was required to meet an energy emergency across MISO’s North and Central regions. Following receipt of the emergency order, NIPSCO filed a complaint at FERC seeking a modification of the MISO Tariff to establish a mechanism for recovery and allocation of the cost to comply with this order. NIPSCO made two filings with the IURC related to the emergency order. The first filing is to confirm accounting treatment of the current electric rate order, and the second is a filing for recovery of federally mandated expenses related to the emergency order, which will be utilized in the event that any costs of complying with the emergency order fall outside of the MISO Tariff recovery. The Michigan City coal facility is scheduled to be retired by the end of 2028.
IURC Investigation. In November 2025, the IURC initiated an investigation into the accuracy of NIPSCO’s gas meters. This investigation followed NIPSCO's disclosure of a latent issue with a small percentage of the meter indexes in NIPSCO's gas meters, which was discovered during roll-out of new AMI communications modules for gas meters. A procedural schedule has been established and a hearing is expected in July 2026.
Regulatory Assets and Liabilities. We follow the accounting and reporting requirements of ASC Topic 980, which provides that regulated entities account for and report assets and liabilities consistent with the economic effect of regulatory rate-making procedures when the rates established are designed to recover the costs of providing the regulated service and it is probable that such rates will be charged and collected from customers. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income or expense are deferred on the balance sheet and are recognized in the income statement as the related amounts are included in customer rates and recovered from or refunded to customers. We assess the probability of collection for all of our regulatory assets each period. The offset to the regulatory liability associated with our renewable investments included in regulated rates is recorded in "Depreciation and amortization" on the Statements of Consolidated Income.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
Regulatory assets were comprised of the following items:

At December 31, (in millions)	2025	2024
Regulatory Assets
Unrecognized pension and other postretirement benefit costs (see Note 16)	$433.1	$485.3
Deferred pension and other postretirement benefit costs (see Note 16)	30.8	45.3
Environmental costs (see Note 19-D.)	42.0	42.8
Regulatory effects of accounting for income taxes (see Note 1-N. and Note 15)	190.8	172.0
Under-recovered gas and fuel costs (see Note 1-J.)	41.3	82.3
Depreciation	218.4	214.9
Post-in-service carrying charges	287.2	280.8
Safety activity costs	200.6	203.7
DSM programs	13.4	17.8
Retired coal generating stations	552.1	617.0
Losses on commodity price risk programs (See Note 13)	10.1	6.5
Deferred property taxes	79.4	75.9
Renewable energy investments	130.7	81.3
WAM system filing	33.5	21.5
Customer assistance programs	17.3	24.4
Uncollected future cost of removal	102.5	—
Other	116.2	105.8
Total Regulatory Assets	$2,499.4	$2,477.3
Less: Current Portion	274.2	319.9
Total Noncurrent Regulatory Assets	$2,225.2	$2,157.4
Regulatory liabilities were comprised of the following items:

At December 31, (in millions)	2025	2024
Regulatory Liabilities
Over-recovered gas and fuel costs (see Note 1-J.)	$50.6	$21.4
Cost of removal (see Note 11)	454.5	482.8
Regulatory effects of accounting for income taxes (see Note 1-N. and Note 15)	869.3	827.0
Deferred pension and other postretirement benefit costs (see Note 16)	28.0	40.4
Gains on commodity price risk programs (See Note 13)	19.2	28.7
Customer assistance programs	10.6	9.4
Off-system sales sharing	21.8	21.4
Renewable energy investments (See Note 1-S. and Note 4)	139.4	77.0
Rate refunds	68.9	16.6
Other	111.1	57.0
Total Regulatory Liabilities	$1,773.4	$1,581.7
Less: Current Portion	260.1	150.5
Total Noncurrent Regulatory Liabilities	$1,513.3	$1,431.2
Regulatory assets, including under-recovered gas and fuel costs and depreciation, of approximately $499.3 million and $671.3 million as of December 31, 2025 and 2024, respectively, are not earning a return on investment. These costs are recovered over a remaining life of between 15 and 75 years.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
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
Environmental costs. Includes certain recoverable costs related to gas plant sites, disposal sites or other sites onto which material may have migrated. The recovery of these costs is to be addressed in future base rates, billing riders or tracking mechanisms of certain of our subsidiaries.
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
Safety activity costs. Represents the difference between costs incurred by certain of our subsidiaries in eligible safety programs in compliance with PHMSA regulations in excess of those being recovered in rates. The majority of this balance is driven by Columbia of Ohio.
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
Renewable energy investments. Represents the regulatory deferral of renewable energy formation and developer costs primarily through deferred depreciation.
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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
Uncollected Future Cost of Removal. Represents asset removal costs not yet recovered.
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
Regulatory effects of accounting for income taxes. Represents amounts owed to customers for deferred taxes collected at a higher rate than the current statutory rates and liabilities associated with accelerated tax deductions owed to customers. Balance includes excess deferred taxes recorded upon implementation of the TCJA in December 2017, net of amounts amortized through 2025 and federal tax credits generated by Cavalry, Dunn's Bridge II, Fairbanks, and Gibson solar facilities that are passed back to customers. For discussion of the regulatory impact of the NIPSCO Minority Interest Transaction on deferred taxes, see Note 15, "Income Taxes," for additional details.
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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
13.     Risk Management Activities
We are exposed to certain risks related to our ongoing business operations; namely commodity price risk and interest rate risk. We recognize that the prudent and selective use of derivatives may help to limit volatility in the price of natural gas, and manage interest rate exposure.
Risk management assets and liabilities on our derivatives are presented on the Consolidated Balance Sheets as shown below:

	December 31, 2025		December 31, 2024
(in millions)	Assets	Liabilities	Assets	Liabilities
Current(1)
Derivatives not designated as hedging instruments	$9.7	$2.1	$9.1	$2.3
Total	$9.7	$2.1	$9.1	$2.3
Noncurrent(2)
Derivatives not designated as hedging instruments	$9.1	$3.8	$17.9	$1.2
Total	$9.1	$3.8	$17.9	$1.2
(1) Current assets and liabilities are presented in "Prepayments and other" and "Other accruals", respectively, on the Consolidated Balance Sheets.
(2) Noncurrent assets and liabilities are presented in "Deferred charges and other" and "Other noncurrent liabilities and deferred credits", respectively, on the Consolidated Balance Sheets.

Our derivative instruments are subject to enforceable master netting arrangements or similar agreements. No collateral was either received or posted related to our outstanding derivative positions at December 31, 2025 and 2024. If the above gross asset and liability positions were presented net of amounts owed or receivable from counterparties, we would report a net asset position of $12.9 million and $23.5 million at December 31, 2025 and 2024, respectively.

Derivatives Not Designated as Hedging Instruments

Commodity price risk management. We, along with our utility customers, are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. We purchase natural gas for sale and delivery to our retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of our utility subsidiaries offer programs whereby variability in the market price of gas is assumed by the respective utility. The objective of our commodity price risk programs is to mitigate the gas cost variability, for us or on behalf of our customers, associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of futures, options, forwards or other derivative contracts. As of December 31, 2025 and 2024, we had 83.7 MMDth and 77.8 MMDth, respectively, of net energy derivative volumes outstanding related to our natural gas hedges.
NIPSCO has received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments and is limited to 20% of NIPSCO’s average annual GCA purchase volume. As of December 31, 2025, the remaining terms of these instruments range from one to three years. Likewise, Columbia of Pennsylvania has received approval for a 24-month rolling hedge program that will continue in perpetuity. The program is designed to financially hedge approximately 20% of the customer’s annual demand. Under both programs all gains and losses on these derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through the relevant cost recovery mechanism.

Derivatives Designated as Hedging Instruments

Interest rate risk management. As of December 31, 2025 and 2024, we had no active interest rate swap positions. We have recorded the overall net loss related to previously settled interest rate swaps in AOCI. The gain or loss associated with each previously settled interest rate swap is amortized in interest expense over the term of each corresponding debt issuance. These amounts were immaterial for the years ended December 31, 2025, 2024 and 2023 and are recorded in "Interest expense, net" on the Condensed Statements of Consolidated Income. Amounts expected to be reclassified to earnings during the next twelve months are immaterial. See Note 20, "Accumulated Other Comprehensive Loss," for additional information.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
14.    Fair Value
A.Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2025 and December 31, 2024. As of December 31, 2025 and December 31, 2024, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.

Recurring Fair Value Measurements December 31, 2025 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2025
Assets
Risk management assets	$—	$18.8	$—	$18.8
Available-for-sale debt securities	—	146.1	—	146.1
Equity Securities(1)(2)	8.5	—	—	8.5
Total	$8.5	$164.9	$—	$173.4
Liabilities
Risk management liabilities	$—	$5.9	$—	$5.9
Total	$—	$5.9	$—	$5.9
(1) Equity securities are in a high dividend equity fund and are valued using market prices in active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Equity securities are presented in "Other Investments" on the Consolidated Balance Sheets.
(2)As of December 31, 2025, the investment cost of equity securities measured at fair value was $7.9 million, gross unrealized gains were $0.7 million, and the fair value was $8.5 million.

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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
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
Risk Management Assets and Liabilities. Risk management assets and liabilities include exchange-traded NYMEX futures and NYMEX options and non-exchange-based forward purchase contracts. NIPSCO and Columbia of Pennsylvania have entered into long-term forward natural gas purchase instruments to lock in a fixed price for natural gas customers. We value these contracts using a pricing model that incorporates market-based information when available, as these instruments trade less frequently and are classified within Level 2 of the fair value hierarchy. For additional information, see Note 13, "Risk Management Activities."
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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at December 31, 2025 and 2024 were:

December 31, 2025 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$9.5	$—	$—	$—	$9.5
Corporate/Other debt securities	136.3	2.4	(2.1)	—	136.6
Total	$145.8	$2.4	$(2.1)	$—	$146.1

December 31, 2024 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
Corporate/Other debt securities	91.9	0.5	(5.6)	(0.1)	86.7
Total	$91.9	$0.5	$(5.6)	$(0.1)	$86.7
(1) Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $3.5 million and $40.2 million, respectively at December 31, 2025.
(2) Fair value of Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $70.1 million at December 31, 2024.
The cost of maturities sold is based upon specific identification. Net realized gains and losses on available-for-sale securities were $(1.0) million for the twelve months ended December 31, 2025, and $2.3 million for the twelve months ended December 31, 2024. At December 31, 2025, approximately $9.8 million and $4.0 million of of Corporate/Other debt securities and U.S. Treasury debt securities, respectively, have maturities of less than a year.
Equity Investments. Investments measured at net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. These investments represent holdings in a single private investment fund that are redeemable at the election of the holder. As of December 31, 2025, the Company holds $17.9 million of equity investments measured at net asset value.
Non-recurring Fair Value Measurements
We measure the fair value of certain assets, including goodwill, on a non-recurring basis, typically when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of December 31, 2025, no non-recurring fair value adjustments have been made.
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
Long-term debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. For the years ended December 31, 2025 and 2024, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.
The carrying amount and estimated fair values of these financial instruments were as follows:

At December 31, (in millions)	Carrying Amount 2025	Estimated Fair Value 2025	Carrying Amount 2024	Estimated Fair Value 2024
Long-term debt (including current portion)	$15,477.5	$14,975.3	$13,355.7	$12,505.2

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
15.    Income Taxes
Judgment and the use of estimates are required in developing the provision for income taxes and reporting of tax-related assets and liabilities. The interpretation of tax laws and associated regulations involves uncertainty as taxing authorities may interpret the laws differently.

NIPSCO’s historical business activities through the closing of the NIPSCO Minority Interest Transaction in 2023 were included in the consolidated U.S. federal and certain state income tax returns of NiSource Inc. Prior to April 13, 2023, NIPSCO was treated as a taxable division of its corporate parent, NiSource Inc. Beginning on that date, NIPSCO became a division of NIPSCO Holdings I. In connection with the NIPSCO Minority Interest Transaction, NIPSCO Holdings I retained NIPSCO’s income tax balances and 80.1% of the excess deferred income tax regulatory balances as described below. NIPSCO Holdings I’s income tax balances are based on the difference between the financial statement amount and the tax basis of its investment in NIPSCO Holdings II.

Income Tax Expense. The components of income tax expense (benefit) were as follows:

Year Ended December 31, (in millions)	2025	2024	2023
Income Taxes
Current
Federal	$(30.4)	$(19.3)	$—
State	(1.6)	9.4	5.3
Total Current (Benefit) Expense	(32.0)	(9.9)	5.3
Deferred
Federal
Taxes before operating loss carryforwards and investment credits	189.2	105.9	49.7
Tax utilization expense of operating loss carryforwards	34.2	60.4	65.1
Investment tax credits	—	(0.1)	(2.1)
State	13.1	2.6	22.5
Total Deferred Expense	236.5	168.8	135.2
Deferred Investment Tax Credits	(0.7)	(0.8)	(1.0)
Income Taxes from Continuing Operations	$203.8	$158.1	$139.5
We earn federal Investment Tax Credits ("ITC"s) and Production Tax Credits ("PTC"s) related to qualifying renewable energy projects. These credits are nonrefundable, can be utilized to offset income tax liabilities, and are transferable. We recognize the benefit of these credits within income tax expense (benefit) in the period the credits are generated.

During the periods ended December 31, 2025 and 2024, respectively, we elected to monetize certain transferable ITC/PTC credits through sales to unrelated third‑party taxpayers. Accordingly, the cash proceeds received from the sale of the credits are reflected as an adjustment to income tax (benefit) expense. We recognized a current tax benefit associated with the monetization of these credits of $19.3 million and $18.8 million, for the years ended December 31, 2025, and 2024, respectively. These amounts offset current tax expense in the years received and a regulatory liability was established to pass back to customers over ten years, as ordered by the regulator.

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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
Statutory Rate Reconciliation. The following table provides a quantitative reconciliation of the reported income tax expense (benefit) from the statutory U.S. federal income tax rate to the Company's effective tax rate for each period presented.

Year Ended December 31, (in millions)	2025		2024		2023
Book income before income taxes	$1,216.4		$1,002.8		$813.9
Tax expense (benefit) at statutory federal income tax rate	255.4	21.0%	210.6	21.0%	170.8	21.0%
State and local income taxes, net of federal income tax effect	4.9	0.4	11.7	1.2	13.7	1.7
Tax Credits
Investment tax credit	(32.4)	(2.7)	(14.5)	(1.5)	(2.1)	(0.3)
Production tax credit	(40.5)	(3.3)	(5.8)	(0.6)	(0.3)	—
Other	(3.1)	(0.3)	(3.0)	(0.3)	(1.5)	(0.2)
Regulatory Adjustments
ITC / PTC	68.2	5.6	20.0	2.0	—	—
Amortization of Excess Deferred Income Taxes	(30.2)	(2.5)	(31.2)	(3.1)	(39.2)	(4.8)
AFUDC equity	(5.5)	(0.4)	(12.5)	(1.2)	(5.3)	(0.7)
Changes in Valuation Allowances	8.4	0.7	—	—	—	—
Nontaxable or Nondeductible Items
Noncontrolling interests	(18.2)	(1.5)	(27.3)	(2.7)	—	—
Other	1.2	0.1	7.6	0.8	7.8	0.9
Other adjustments	(4.4)	(0.3)	2.5	0.2	(4.4)	(0.5)
Income Taxes	$203.8	16.8%	$158.1	15.8%	$139.5	17.1%

For the year ended December 31, 2025, the state and local income tax reconciling item of $4.9 million represents the tax effect of income primarily in Virginia, which accounted for more than 50 percent of the company's state and local tax liability.

The increase in tax expense of $45.7 million in 2025 versus 2024 was primarily due to higher pre-tax income, the establishment of a valuation allowance on deferred tax assets related to disallowed §163(j) interest carryforwards, lower non-controlling interest and lower AFUDC equity, partially offset by lower state taxes and higher federal investment and production credits generated by Dunns Bridge II Solar and Storage facility, Cavalry Solar, Fairbanks Solar, and Gibson Solar that are offset in a regulatory liability to pass back to customers in future periods.

The increase in the ITC / PTC regulatory adjustment in 2025 versus 2024 was primarily due to the regulatory liability established for the investment and production tax credits generated in 2025, net of the $4.6 million pass back to customers of prior period federal tax credits.

The increase in tax expense of $18.6 million in 2024 versus 2023 was primarily due to higher pre-tax income, partially offset by the tax effect of non-controlling interest, and higher federal tax credits generated by the Cavalry solar and storage facility that are offset in a regulatory liability to pass back to customers in future periods.

The increase in the ITC / PTC regulatory adjustment in 2024 versus 2023 was primarily due to the regulatory liability established for the Cavalry tax credits generated in 2024.

Cash Taxes Paid Disclosure. In accordance with ASU 2023-09, the following table provides cash taxes paid for each period presented, which represents the actual cash payments made for income taxes to federal and state authorities by jurisdiction and differs from the income tax expense recognized for financial reporting purposes due to deferred taxes, credits, and other reconciling items.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements

Year Ended December 31, (in millions)	2025	2024	2023
Jurisdiction
Federal	$2.5	$—	$—
Pennsylvania	(0.2)	3.0	4.0
Virginia	—	1.2	5.4
Ohio local	0.7	—	—
Other	0.3	0.1	—
Total Cash Taxes Paid	$3.3	$4.3	$9.4

The state component for 2025 and prior years primarily relates to Pennsylvania, Virginia and local Ohio taxes, accounting for greater than 50 percent of the total state tax payments.

Net Deferred Income Tax Liability Components. Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of our net deferred tax liabilities were as follows:

At December 31, (in millions)	2025	2024
Deferred tax liabilities
Accelerated depreciation and other property differences	$1,552.0	$1,419.4
Partnership basis differences	1,431.1	1,328.6
Other regulatory assets	210.3	210.1
Total Deferred Tax Liabilities	3,193.4	2,958.1
Deferred tax assets
Other regulatory liabilities and deferred investment tax credits (including TCJA)	185.1	170.4
Pension and other postretirement/postemployment benefits	32.0	58.8
Net operating loss carryforwards	326.0	369.4
Environmental liabilities	10.3	12.2
Other accrued liabilities	49.6	43.4
Disallowed §163(j) interest expense carryforward	8.4	—
General business credits	77.3	20.5
Other, net	19.4	8.2
Total Deferred Tax Assets	708.1	682.9
Valuation Allowance	(14.8)	(6.4)
Net Deferred Tax Assets	693.3	676.5
Net Deferred Tax Liabilities	$2,500.1	$2,281.6
Deferred tax assets include amounts for disallowed §163(j) interest expense carryforward; during the period, we recorded a valuation allowance on these amounts in accordance with realizability requirements, and corresponds to the unfavorable item presented in the rate reconciliation.

On April 14, 2023, the IRS issued Revenue Procedure 2023-15 which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve linear property and non-linear natural gas transmission and distribution property must be capitalized as improvements or are allowable as deductions. On June 3, 2024, the IRS extended the favorable rules to a Year 2 adoption period. The Company filed a method change with its 2024 consolidated tax return filing to elect this change in tax accounting method under the cutoff method.

In connection with the NIPSCO Minority Interest Transaction, NIPSCO’s deferred taxes were removed from its GAAP books and were reconstituted as deferred taxes on the outside basis difference of NiSource’s investment in NIPSCO Holdings II. These deferred taxes are reflected as partnership basis differences above.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements

NiSource has the following deductible loss and credit carryforwards:

At December 31, 2025 (in millions)	Deductible Amount	Deferred Tax Asset	Valuation Allowance	Expiration Period
Federal losses	$1,192.0	$250.3	$—	Indefinite
Federal investment tax credits	—	31.0	—	2043-2045
Federal production tax credits	—	23.4	—	2040-2045
Federal other credit	—	22.9	—	2029-2045
Federal disallowed interest expense carryforward	—	8.4	(8.4)	Indefinite
State losses	1,867.1	75.4	(6.4)	2029-2045
Total		$411.4	$(14.8)
We believe it is not more likely than not that the Federal §163(j) disallowed interest expense carryforward and a portion of the benefit from certain state net operating loss carryforwards will be realized. We have recorded a valuation allowance of $8.4 million on the deferred tax asset related to the Federal §163(j) interest expense carryforward and $6.4 million related to Massachusetts Net Operating Losses reflected in table presented above.

Unrecognized Tax Benefits. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

At December, (in millions)	2025	2024	2023
Opening Balance	$21.7	$21.7	$21.7
Gross decreases - tax positions in prior period	—	—	—
Gross increases - current period tax positions	—	—	—
Ending Balance	$21.7	$21.7	$21.7
Offset for net operating loss carryforwards	(21.7)	(21.7)	(21.7)
Balance, Less Net Operating Loss Carryforwards	$—	$—	$—
We are subject to income taxation in the United States and various state jurisdictions, primarily Indiana, Pennsylvania, Kentucky, Massachusetts, Maryland and Virginia.

We participate in the IRS CAP, which provides the opportunity to resolve tax matters with the IRS before filing each year's consolidated federal income tax return. As of December 31, 2025, tax years through 2023 have been audited and are closed to further assessment. NiSource has not yet received a final acceptance letter from the IRS for its 2024 return. However, no adjustments are expected.

The statute of limitations in each of the state jurisdictions in which we operate remains open between 3-4 years from the date the state income tax returns are filed. As of December 31, 2025, there were no state income tax audits in progress that would have a material impact on the consolidated financial statements.

NiSource is obligated to report adjustments resulting from IRS audits or settlements to state taxing authorities. In addition, if NiSource utilizes net operating losses or tax credits generated in years for which the statute of limitations has expired, such amounts are generally subject to examination.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
16.     Pension and Other Postemployment Benefits
We provide defined contribution plans and noncontributory defined benefit retirement plans that cover certain of our employees. Benefits under the defined benefit retirement plans reflect the employees’ compensation, years of service and age at retirement. Additionally, we provide health care and life insurance benefits for certain retired employees. Certain employees may become eligible for these benefits if they reach retirement age while working for us. The expected cost of such benefits is accrued during the employees’ years of service. Current rates of rate-regulated companies include postretirement benefit costs, including amortization of the regulatory assets that arose prior to inclusion of these costs in rates. For most plans, cash contributions are remitted to grantor trusts.
Our Pension and Other Postretirement Benefit Plans’ Asset Management. The Board has delegated oversight of the pension and other postretirement benefit plans’ assets to the NiSource Benefits Committee (the "Committee"). The Committee has adopted investment policy statements for the pension and other postretirement benefit plans’ assets. For the pension plans, we employ a liability-driven investing strategy. A total return approach is utilized for some of the other postretirement benefit plans’ assets. A mix of diversified investments are used to maximize the long-term return of plan assets and hedge the liabilities at a prudent level of risk. The investment portfolio includes U.S. and non-U.S. equities, real estate, long-term and intermediate-term fixed income and alternative investments. Risk tolerance is established through careful consideration of plan liabilities, funded status, and asset class volatility. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.
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
As of December 31, 2025 and December 31, 2024, the acceptable minimum and maximum ranges established by the policy for the pension and other postretirement benefit plans are as follows:

December 31, 2025	Defined Benefit Pension Plan		Postretirement Benefit Plan
Asset Category	Minimum	Maximum	Minimum	Maximum
Domestic Equities	10%	30%	0%	55%
International Equities	5%	15%	0%	25%
Fixed Income	65%	75%	20%	100%
Private Equity	0%	3%	0%	0%
Short-Term Investments	0%	10%	0%	10%

December 31, 2024	Defined Benefit Pension Plan		Postretirement Benefit Plan
Asset Category	Minimum	Maximum	Minimum	Maximum
Domestic Equities	10%	30%	0%	55%
International Equities	5%	15%	0%	25%
Fixed Income	65%	75%	20%	100%
Private Equity	0%	3%	0%	0%
Short-Term Investments	0%	10%	0%	10%

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
The actual Pension Plan and Postretirement Plan Asset Mix at December 31, 2025 and December 31, 2024 are as follows:

	Defined Benefit Pension Assets(1)	December 31, 2025	Postretirement Benefit Plan Assets	December 31, 2025
Asset Class (in millions)	Asset Value	% of Total Assets	Asset Value	% of Total Assets
Domestic Equities	$270.0	20.2%	$105.4	40.8%
International Equities	137.5	10.3%	48.8	18.9%
Fixed Income	869.0	64.9%	99.2	38..5%
Cash/Other	61.9	4.6%	4.6	1.8%
Total	$1,338.4	100.0%	$258.0	100.0%
(1)Total includes accrued dividends and pending trades with brokers.

	Defined Benefit Pension Assets(1)	December 31, 2024	Postretirement Benefit Plan Assets(1)	December 31, 2024
Asset Class (in millions)	Asset Value	% of Total Assets	Asset Value	% of Total Assets
Domestic Equities	$258.9	19.4%	$99.6	40.9%
International Equities	122.5	9.2%	40.7	16.7%
Fixed Income	891.2	66.7%	96.5	39.6%
Real Estate	4.0	0.3%	—	—
Cash/Other	59.8	4.4%	6.7	2.8%
Total	$1,336.4	100.0%	$243.5	100.0%
(1)Total includes accrued dividends and pending trades with brokers.
The categorization of investments into the asset classes in the tables above are based on definitions established by the Committee.
Fair Value Measurements. The following table sets forth, by level within the fair value hierarchy, the pension and other postretirement benefits investment assets at fair value as of December 31, 2025 and 2024. Assets are classified in their entirety based on the observability of inputs used in determining the fair value measurement. There were no material investment assets in the pension and other postretirement benefits trusts classified within Level 3 for the years ended December 31, 2025 and 2024.
We use the following valuation techniques to determine fair value. For the year ended December 31, 2025, there were no significant changes to valuation techniques to determine the fair value of our pension and other postretirement benefits' assets.
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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
Fair Value Measurements at December 31, 2025:

(in millions)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plan assets:
Cash	$0.5	$0.5	$—	$—
Fixed income securities
Government	197.1	—	197.1	—
Corporate	471.5	—	471.5	—
Mortgages/ Asset Backed Securities	3.9	—	3.9	—
Other fixed income	0.1	—	0.1	—
Derivatives
Assets	0.6	—	0.6	—
Mutual Funds
U.S. multi-strategy	53.9	53.9	—	—
International equities	34.0	34.0	—	—
Private equity limited partnerships(1)
U.S. multi-strategy(2)	2.4	—	—	—
International multi-strategy(3)	0.2	—	—	—
Distressed opportunities	0.1	—	—	—
Real estate(1)	—	—	—	—
Commingled funds(1)
Short-term money markets	50.1	—	—	—
U.S. equities	216.1	—	—	—
International equities	103.6	—	—	—
Fixed income	196.5	—	—	—
Pension plan assets subtotal	$1,330.6	$88.4	$673.2	$—
Other postretirement benefit plan assets:
Mutual funds
U.S. multi-strategy	92.4	92.4	—	—
International equities	16.8	16.8	—	—
Fixed income	99.2	99.2	—	—
Commingled funds(1)
Short-term money markets	4.6	—	—	—
U.S. equities	13.0	—	—	—
International equities	32.1	—	—	—
Other postretirement benefit plan assets subtotal	$258.1	$208.4	$—	$—
Due to brokers, net(4)	(0.6)	—	(0.6)	—
Accrued income/dividends	8.3	8.3		—
Total pension and other postretirement benefit plan assets	$1,596.4	$305.1	$672.6	$—
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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
The table below sets forth a summary of unfunded commitments, redemption frequency and redemption notice periods for certain investments that are measured at fair value using the net asset value per share for the year ended December 31, 2025:

(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Commingled Funds
Short-term money markets	$54.7	$—	Daily	1 day
U.S. equities	229.1	—	Daily	1 day - 10 days
International equities	135.7	—	Monthly	1 day-10 days
Fixed income	196.5	—	Daily	2 days
Private Equity and Real Estate Limited Partnerships(1)	2.7	9.3	N/A	N/A
Total	$618.7	$9.3
(1)Private equity and real estate limited partnerships typically call capital over a 3-5 year period and pay out distributions as the underlying investments are liquidated. The typical expected life of these limited partnerships is 0-15 years, and these investments typically cannot be redeemed prior to liquidation.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
Fair Value Measurements at December 31, 2024:

(in millions)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plan assets:
Cash	$1.2	$1.1	$0.1	$—
Fixed income securities
Government	186.8	—	186.8	—
Corporate	486.6	—	486.6	—
Mortgages/Asset backed securities	3.6	—	3.6	—
Mutual Funds
U.S. multi-strategy	56.1	56.1	—	—
International equities	57.2	57.2	—	—
Private equity limited partnerships(1)
U.S. multi-strategy(2)	3.1	—	—	—
International multi-strategy(3)	0.8	—	—	—
Distressed opportunities	0.1	—	—	—
Real estate(1)	4.0	—	—	—
Commingled funds(1)
Short-term money markets	45.9	—	—	—
U.S. equities	202.8	—	—	—
International equities	65.3	—	—	—
Fixed income	214.1	—	—	—
Pension plan assets subtotal	$1,327.6	$114.4	$677.1	$—
Other postretirement benefit plan assets:
Mutual funds
U.S. multi-strategy	87.4	87.4	—	—
International equities	16.5	16.5	—	—
Fixed income	96.5	96.5	—	—
Commingled funds(1)
Short-term money markets	6.7	—	—	—
U.S. equities	12.2	—	—	—
International equities	24.2	—	—	—
Other postretirement benefit plan assets subtotal	$243.5	$200.4	$—	$—
Due to brokers, net(4)	(0.1)	—	(0.1)	—
Accrued income/dividends	8.9	8.9	—	—
Total pension and other postretirement benefit plan assets	$1,579.9	$323.7	$677.0	$—
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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements

The table below sets forth a summary of unfunded commitments, redemption frequency and redemption notice periods for certain investments that are measured at fair value using the net asset value per share for the year ended December 31, 2024:

(in millions)	Fair Value	Redemption Frequency	Redemption Notice Period
Commingled Funds
Short-term money markets	$52.6	Daily	1 day
U.S. equities	215.0	Daily	1 day -5 days
International equities	89.5	Monthly	10 days - 30 days
Fixed income	214.1	Daily	3 days
Private Equity and Real Estate Limited Partnerships(1)	8.0	N/A	N/A
Total	$579.2
(1)Private equity and real estate limited partnerships typically call capital over a 3-5 year period and pay out distributions as the underlying investments are liquidated. The typical expected life of these limited partnerships is 0-15 years, and these investments typically cannot be redeemed prior to liquidation.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
Our Pension and Other Postretirement Benefit Plans’ Funded Status and Related Disclosure. The following table provides a reconciliation of the plans’ funded status and amounts reflected in our Consolidated Balance Sheets at December 31 based on a December 31 measurement date:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2025	2024	2025	2024
Change in projected benefit obligation(1)
Benefit obligation at beginning of year	$1,287.4	$1,401.8	$436.3	$468.8
Service cost	19.7	21.9	4.0	5.0
Interest cost	64.1	64.9	21.6	22.0
Plan participants’ contributions	—	—	4.0	3.6
Plan amendments	—	—	(30.3)	—
Actuarial loss (gain)(2)	34.8	(64.8)	(1.8)	(22.5)
Benefits paid	(135.2)	(136.4)	(39.0)	(40.7)
Estimated benefits paid by incurred subsidy	—	—	0.1	0.1
Projected benefit obligation at end of year	$1,270.8	$1,287.4	$394.9	$436.3
Change in plan assets
Fair value of plan assets at beginning of year	$1,336.5	$1,426.8	$243.2	$236.5
Actual return on plan assets	132.8	43.7	28.7	20.0
Employer contributions	2.0	2.4	20.7	23.6
Plan participants’ contributions	—	—	4.0	3.8
Benefits paid	(135.2)	(136.4)	(39.0)	(40.7)
Fair value of plan assets at end of year	$1,336.1	$1,336.5	$257.6	$243.2
Funded Status at end of year	$65.3	$49.1	$(137.3)	$(193.1)
Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$82.8	$66.5	$0.5	$—
Current liabilities	(2.6)	(2.3)	(1.0)	(1.0)
Noncurrent liabilities	(14.9)	(15.1)	(136.8)	(192.1)
Net amount recognized at end of year(3)	$65.3	$49.1	$(137.3)	$(193.1)
Amounts recognized in accumulated other comprehensive income or regulatory asset/liability(4)
Unrecognized prior service credit	$0.2	$0.3	$(23.8)	$3.8
Unrecognized actuarial loss	413.8	451.4	28.1	47.0
Net amount recognized at end of year	$414.0	$451.7	$4.3	$50.8
(1)The change in benefit obligation for Pension Benefits represents the change in Projected Benefit Obligation while the change in benefit obligation for Other Postretirement Benefits represents the change in accumulated postretirement benefit obligation.
(2)The pension actuarial loss (gain) as of December 31, 2025 and December 31, 2024 was primarily driven by the decrease in discount rates interest rate movements and the increase in discount rates interest rate movements, respectively. The postretirement benefit actuarial (gain) as of December 31, 2025 and December 31, 2024 was primarily driven by claims experience changes in trend rates.
(3)We recognize our Consolidated Balance Sheets underfunded and overfunded status of our various defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation.
(4)We determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement benefits costs is probable. These rate-regulated subsidiaries recorded regulatory assets and liabilities of $433.1 million and zero, respectively, as of December 31, 2025, and $485.3 million and zero, respectively, as of December 31, 2024 that would otherwise have been recorded to accumulated other comprehensive loss.
Our accumulated benefit obligation for our pension plans was $1,263.0 million and $1,278.4 million as of December 31, 2025 and 2024, respectively. The accumulated benefit obligation at each date is the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to that date and based on current and past compensation levels. The accumulated benefit obligation differs from the projected benefit obligation disclosed in the table above in that it includes no assumptions about future compensation levels.
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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
For our pension plans as of December 31, 2025 and 2024, only our nonqualified plans were underfunded. These plans have no assets as they are not funded until benefits are paid. The following table sets forth the year end accumulated benefit obligation and projected benefit obligation for pension plans with a projected benefit obligation in excess of plan assets:

	December 31,
(in millions)	2025	2024
Accumulated Benefit Obligation	$17.5	$17.4
Funded Status
Projected Benefit Obligation	$17.5	$17.4
Funded Status of Underfunded Pension Plans at End of Year	$(17.5)	$(17.4)
The following table sets forth the year end accumulated benefit obligation, projected benefit obligation and fair value of plan assets for pension plans with plan assets in excess of the projected benefit obligation:

	December 31,
(in millions)	2025	2024
Accumulated Benefit Obligation	$1,245.5	$1,261.0
Funded Status
Fair Value of Plan Assets	$1,336.1	$1,336.4
Projected Benefit Obligation	1,253.3	1,269.9
Funded Status of Overfunded Pension Plans at End of Year	$82.8	$66.5
Our pension plans were overfunded, in aggregate, by $65.3 million at December 31, 2025 compared to being overfunded by $49.1 million at December 31, 2024. The improvement in the funded status was primarily due to actual return on assets exceeding the expected return on assets, partially offset by a decrease in discount rates. We contributed $2.0 million and $2.4 million to our pension plans in 2025 and 2024, respectively.
Our other postretirement benefit plans were underfunded, in aggregate by $137.3 million and $193.1 million at December 31, 2025 and 2024, respectively. The change in funded status was primarily due to actual return on assets exceeding the expected return on assets, partially offset by a decrease in discount rates. We contributed $20.7 million and $23.6 million to our other postretirement benefit plans in 2025 and 2024, respectively.
In 2025 and 2024, our Columbia Energy Group pension plan paid lump sum payouts in excess of the respective plan's service cost plus interest cost, thereby meeting the requirement for settlement accounting. We recorded settlement charges of $6.5 million and $7.2 million in 2025 and 2024, respectively. In 2025 and 2024, no remeasurement occurred related to lump sum payouts.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
The following table provides the key assumptions that were used to calculate the pension and other postretirement benefits obligations for our various plans as of December 31:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
Weighted-average assumptions to Determine Benefit Obligation
Discount Rate	5.28%	5.58%	5.45%	5.66%
Rate of Compensation Increases	4.00%	4.00%	N/A	N/A
Interest Crediting Rates	4.00%	4.00%	N/A	N/A
Health Care Trend Rates
Trend for Next Year	N/A	N/A	9.52%	9.77%
Ultimate Trend	N/A	N/A	4.75%	4.75%
Year Ultimate Trend Reached	N/A	N/A	2034	2033
We expect to make contributions of approximately $2.7 million to our pension plans and approximately $18.3 million to our postretirement medical and life plans in 2026.
The following table provides benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure our benefit obligation at the end of the year and include benefits attributable to the estimated future service of employees:

(in millions)	Pension Benefits	Other Postretirement Benefits
Year(s)
2026	$151.9	$31.4
2027	130.3	31.3
2028	126.6	31.1
2029	119.4	31.0
2030	115.7	31.2
2031-2035	510.7	152.9
The following table provides the components of the plans’ actuarially determined net periodic benefits cost for each of the three years ended December 31, 2025, 2024 and 2023:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2025	2024	2023	2025	2024	2023
Components of Net Periodic Benefit (Income) Cost(1)
Service cost	$19.7	$21.9	$20.5	$4.0	$5.0	$5.1
Interest cost	64.1	64.9	68.4	21.6	22.0	21.8
Expected return on assets	(92.4)	(95.3)	(94.5)	(16.8)	(16.1)	(15.1)
Amortization of prior service cost (credit)	0.1	0.1	0.1	(2.6)	(1.8)	(2.1)
Recognized actuarial loss	25.5	28.6	33.7	1.7	3.2	3.3
One-time charge	6.5	7.2	9.2	3.5	—	—
Total Net Periodic Benefits Cost	$23.5	$27.4	$37.4	$11.4	$12.3	$13.0
(1)Service cost is presented in "Operation and maintenance" on the Statements of Consolidated Income. Non-service cost components are presented within "Other, net."

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
The following table provides the key assumptions that were used to calculate the net periodic benefits cost for our various plans:

	Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Weighted-average Assumptions to Determine Net Periodic Benefit Cost
Discount rate - service cost	5.74%	5.06%	5.25%	5.89%	5.14%	5.30%
Discount rate - interest cost	5.28%	4.88%	5.06%	5.35%	4.89%	5.07%
Expected long-term rate of return on plan assets	7.30%	7.02%	7.00%	7.09%	7.06%	6.96%
Rate of compensation increases	4.00%	4.00%	4.00%	N/A	N/A	N/A
Interest crediting rates	4.00%	4.00%	4.00%	N/A	N/A	N/A
We assumed a 7.30% and 7.09% rate of return on pension and other postretirement plan assets, respectively, for our calculation of 2025 pension benefits and other postretirement benefits costs. These rates were primarily based on asset mix and historical rates of return and were adjusted in 2025 due to changes in asset allocation and projected market returns.
The following table provides other changes in plan assets and projected benefit obligations recognized in other comprehensive income or regulatory asset or liability:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2025	2024	2025	2024
Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Other Comprehensive Income or Regulatory Asset or Liability
Net prior service (credit) cost	$—	$—	$(30.3)	$—
Net actuarial (gain) loss	(5.6)	(13.1)	(13.7)	(26.4)
One time charge	(6.5)	(7.2)	(3.4)	—
Less: amortization of prior service cost	(0.1)	(0.1)	2.6	1.8
Less: amortization of net actuarial loss	(25.5)	(28.6)	(1.7)	(3.2)
Total Recognized in Other Comprehensive Income or Regulatory Asset or Liability	$(37.7)	$(49.0)	$(46.5)	$(27.8)
Amount Recognized in Net Periodic Benefits Cost and Other Comprehensive Income or Regulatory Asset or Liability	$(14.2)	$(21.6)	$(35.1)	$(15.5)
In August 2025, we communicated to plan participants of one of our OPEB plans the intention to move from a group self insured Medicare supplemental health plan to a Sponsored Health Reimbursement Account, with eligible retirees electing coverage through a Healthcare Exchange, effective on January 1, 2026. Given the intention of the plan and communication to participants, this was considered a plan amendment at the time of communication. This plan amendment triggered remeasurement of this plan, resulting in a decrease to the OPEB regulatory asset of $5.7 million, a decrease to OPEB liability of $23.3 million, and an increase to accumulated other comprehensive loss of $17.6 million. Net periodic OPEB benefit cost for 2025 decreased by $1.7 million as a result of the interim remeasurement. Additionally, this change resulted in the Net prior service (credit) cost of $30.3 million in the table above.
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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
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
The 2020 Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 10,000,000 plus the number of shares subject to outstanding awards that expire or terminate for any reason that were granted under the 2020 Omnibus Plan, the 2010 Omnibus Plan or any other equity plan under which awards were outstanding as of May 19, 2020. At December 31, 2025, there were 6,537,216 shares available for future awards under the 2020 Omnibus Plan.
We recognized stock-based employee compensation expense of $40.9 million, $32.1 million and $23.9 million, during 2025, 2024 and 2023, respectively, as well as capitalized stock-based compensation cost of $5.1 million, $4.1 million, and zero during the same periods. We recognized related tax benefits of $11.1 million, $7.0 million and $7.7 million, during 2025, 2024 and 2023, respectively. We recognized related excess tax benefits from the distribution of vested share-based employee compensation of $5.1 million, $2.0 million, and $2.9 million in 2025, 2024 and 2023, respectively.
As of December 31, 2025, the total remaining unrecognized compensation cost related to non-vested awards amounted to $59.2 million, which will be amortized over the weighted-average remaining requisite service period of 1.8 years.
Restricted Stock Units and Restricted Stock. We granted 550,614, 655,713, and 500,968 restricted stock units and shares of restricted stock to employees, subject to service conditions in 2025, 2024, and 2023, respectively. The total grant date fair value of the restricted stock units and shares of restricted stock during 2025, 2024, and 2023, respectively, was $21.2 million, $17.1 million, and $13.7 million. The grant date fair value for the 2025, 2024 and 2023 awards is based on the average market price of our common stock at the date of each grant. The awards are expensed over the vesting period which is generally three years. As of December 31, 2025, 521,157, 508,444, and 316,439 non-vested restricted stock units and shares of restricted stock granted in 2025, 2024, and 2023, respectively, were outstanding. Our non-vested restricted stock units have a non-forfeitable right to dividend equivalents, with immaterial amounts paid in the periods ending December 31, 2025 and 2023. See Note 5, "Earnings Per Share," for further discussion.
In general, if an employee terminates employment before the service conditions lapse under the 2023, 2024 or 2025 awards due to (i) retirement or disability (as defined in the 2020 Omnibus Plan), or (ii) death, the service conditions will lapse on the date of such termination with respect to a pro rata portion of the restricted stock units and shares of restricted stock based upon the percentage of the service period satisfied between the grant date and the date of the termination of employment. In the event of a change in control (as defined in the 2020 Omnibus Plan), all unvested shares of restricted stock and restricted stock units awarded will immediately vest upon termination of employment occurring in connection with a change in control. Termination due to any other reason, in general, will result in all unvested shares of restricted stock and restricted stock units awarded being forfeited effective on the employee’s date of termination.
A summary of our restricted stock unit award transactions for the year ended December 31, 2025 is as follows:

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements

(shares)	Restricted Stock Units	Weighted Average Award Date Fair Value Per Unit ($)
Non-vested at December 31, 2024	1,328,120	26.49
Granted	550,614	38.59
Forfeited	(92,759)	29.98
Vested	(368,139)	26.57
Non-vested at December 31, 2025	1,417,836	31.19

Employee Performance Shares. We granted 643,683 performance shares subject to service, performance and/or market-based vesting conditions in 2025. The performance conditions for these shares are based on the achievement of one non-GAAP financial measure, achievement of relative total shareholder return, and other operational metrics, which make up 50%, 30%, and 20% of the issued awards respectively.
The non-GAAP financial measure is cumulative adjusted earnings per share, which we define as diluted earnings per share adjusted for certain items. Relative total shareholder return, a market-based vesting condition, which we define as the annualized growth in dividends and share price of a share of our common stock (calculated using a 20 trading day average of our closing price over the performance period, approximately) compared to the total shareholder return of a predetermined peer group of companies. A Monte Carlo analysis was used to value the portion of these awards dependent on the market-based vesting condition. The grant date fair value of the non-GAAP financial measure shares is based on the closing stock price of our common stock at the date of each grant, which will be expensed over the requisite service period of three years. The conditions for the remaining performance-based awards are based on operational goals of Annual Operational Index Scorecard (10%), Employee Engagement Index Score (5%), and Environmental Greenhouse Gas Reduction (5%).
In 2024, we granted 896,363 performance shares subject to service, performance and/or market-based vesting conditions. The performance conditions for these shares are based on the achievement of one non-GAAP financial measure, achievement of relative total shareholder return, and other operational metrics, which make up 55%, 25%, and 20% of the issued awards respectively. The conditions for the remaining performance-based awards are based on operational goals of Annual Operational Index Scorecard (10%), Employee Engagement Index Score (5%), and Environmental Greenhouse Gas Reduction (5%).
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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
The following table presents details of the performance awards described above.

Award Year	Service Conditions Lapse date	Performance Period	Award Conditions	Shares outstanding at 12/31/2025 (shares)	Grant Date Fair Value (in millions)
2025	2/29/2028	01/01/2025- 12/31/2027	Non-GAAP Financial and Operational Measures	449,007	$11.5
			Relative Total Shareholder Return	190,095	$4.7
2024	2/26/2027	01/01/2024- 12/31/2026	Non-GAAP Financial and Operational Measures	610,945	$15.7
			Relative Total Shareholder Return	203,614	$6.2
2023	2/28/2026	01/01/2023- 12/31/2025	Non-GAAP Financial and Operational Measures	421,980	$17.1
			Relative Total Shareholder Return	140,647	$9.3

A summary of our performance award transactions for the year ended December 31, 2025 is as follows:

(shares)	Performance Awards	Weighted Average Grant Date Fair Value Per Unit ($)
Non-vested at December 31, 2024	1,719,223	24.96
Granted	643,683	41.26
Forfeited	(83,879)	31.36
Vested	(334,843)	32.91
Non-vested at December 31, 2025	1,944,184	18.93
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
As of December 31, 2025, 292,441 restricted stock units are outstanding to non-employee directors under either the 2020 Omnibus Plan, the 2010 Omnibus Plan or the Director Plan. Of this amount, 50,612 restricted stock units are unvested and expected to vest.
401(k) Match, Profit Sharing and Company Contribution. Eligible salaried employees hired after January 1, 2010 and hourly and union employees hired after January 1, 2013 receive a non-elective company contribution of 4.5% of eligible pay payable in cash or shares of NiSource common stock. We also have a voluntary 401(k) savings plan covering eligible union and nonunion employees that allows for periodic discretionary matches as a percentage of each participant’s contributions payable in cash or shares. Further, we have a retirement savings plan that provides for discretionary profit sharing contributions to eligible employees. For the years ended December 31, 2025, 2024 and 2023, we recognized 401(k) match, profit sharing and non-elective contribution expense of $59.0 million, $56.9 million and $50.7 million, respectively.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
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
Lease costs for the years ended December 31, 2025 and December 31, 2024 are presented in the table below. These costs include both amounts recognized in expense and amounts capitalized as part of the cost of another asset. Income statement presentation for these costs (when ultimately recognized on the income statement) is also included:

Year Ended December 31, (in millions)	Income Statement Classification	2025	2024
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$20.5	$27.1
Interest on lease liabilities	Interest expense, net	12.9	13.5
Total finance lease cost		33.4	40.6
Operating lease cost	Operation and maintenance	14.3	14.7
Total lease cost		$47.7	$55.3
Our right-of-use assets and liabilities are presented in the following lines on the Consolidated Balance Sheets:

At December 31, (in millions)	Balance Sheet Classification	2025	2024
Assets
Finance leases	Net Property, Plant and Equipment	$249.8	$222.9
Operating leases	Deferred charges and other	25.8	26.4
Total leased assets		$275.6	$249.3
Liabilities
Current
Finance leases	Current portion of long-term debt	$19.7	$22.9
Operating leases	Other accruals	9.7	9.1
Noncurrent
Finance leases	Long-term debt, excluding amounts due within one year	254.3	223.3
Operating leases	Other noncurrent liabilities and deferred credits	17.2	18.2
Total lease liabilities		$300.9	$273.5

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
Other pertinent information related to leases was as follows:

Year Ended December 31, (in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$14.5	$11.2
Operating cash flows used for operating leases	15.7	14.5
Financing cash flows used for finance leases	22.0	26.9
Right-of-use assets obtained in exchange for lease obligations
Finance leases	50.2	65.9
Operating leases	$13.9	$12.2

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Finance leases	21.8	20.5
Operating leases	5.3	5.6
Weighted-average discount rate
Finance leases	5.7%	5.6%
Operating leases	4.5%	4.5%
Maturities of our lease liabilities as of December 31, 2025 were as follows:

As of December 31, 2025, (in millions)	Total	Finance Leases	Operating Leases
2026	$43.3	$32.6	$10.7
2027	32.5	27.4	5.1
2028	30.0	26.2	3.8
2029	24.5	21.3	3.2
2030	24.4	22.3	2.1
Thereafter	373.7	368.1	5.6
Total lease payments	528.4	497.9	30.5
Less: Imputed interest	(227.5)	(223.9)	(3.6)
Total	$300.9	$274.0	$26.9
Reported as of December 31, 2025
Short-term lease liabilities	29.4	19.7	9.7
Long-term lease liabilities	271.5	254.3	17.2
Total lease liabilities	$300.9	$274.0	$26.9

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
19.    Other Commitments and Contingencies
A.        Contractual Obligations. We have certain contractual obligations requiring payments at specified periods. The obligations include long-term debt, lease obligations, energy commodity contracts and obligations for various services including pipeline capacity and outsourcing of IT services. The total contractual obligations in existence at December 31, 2025 and their maturities were:

(in millions)	Total	2026	2027	2028	2029	2030	After
Long-term debt (1)	$15,345.0	$—	$1,090.0	$1,055.0	$1,350.0	$1,000.0	$10,850.0
Interest payments on long-term debt	12,361.2	729.1	725.1	675.0	647.3	575.9	9,008.8
Finance leases(2)	497.9	32.6	27.4	26.2	21.3	22.3	368.1
Operating leases(3)	30.5	10.7	5.1	3.8	3.2	2.1	5.6
Energy commodity and capacity contracts	476.9	315.9	116.7	9.3	7.6	4.6	22.8
Service obligations:
Pipeline service obligations	2,829.1	809.5	879.3	482.3	326.5	156.6	174.9
IT service obligations	322.1	98.3	81.8	61.7	43.0	37.3	—
Plant equipment purchase obligations	103.3	87.6	10.4	5.3	—	—	—
Other liabilities(4)	120.3	74.0	10.1	9.5	8.4	8.0	10.3
Total contractual obligations	$32,086.3	$2,157.7	$2,945.9	$2,328.1	$2,407.3	$1,806.8	$20,440.5
(1) Long-term debt balance excludes unamortized issuance costs and discounts of $141.5 million and finance leases of $274.0 million.
(2) Finance lease payments shown above are inclusive of interest totaling $223.9 million.
(3) Operating lease payments shown above are inclusive of interest totaling $3.6 million. Operating lease balances do not include obligations for possible fleet vehicle lease renewals beyond the initial lease term. While we have the ability to renew these leases beyond the initial term, we are not reasonably certain to do so as they are renewed month-to-month after the first year.
(4)Other liabilities shown above are primarily related to the current EPC contract and ongoing maintenance service agreements for our renewable joint ventures.
Purchase and Service Obligations. We have entered into various purchase and service agreements whereby we are contractually obligated to make certain minimum payments in future periods. Our energy commodity contracts are for the purchase of physical quantities of natural gas, electricity, coal and purchases of electric capacity. Our service obligations, consisting of pipeline service obligations and IT service obligations, encompass a broad range of business support and maintenance functions which are generally described below. Our plant equipment purchase obligations are for plant equipment, typically for generation assets, with long lead times that require payments made over time.
Our subsidiaries have entered into various energy commodity contracts to purchase physical quantities of natural gas, electricity, coal and purchases of electric capacity. These amounts represent the minimum quantity of these commodities we are obligated to purchase at both fixed and variable prices. To the extent contractual purchase prices are variable, obligations disclosed in the table above are valued at market prices as of December 31, 2025.
NIPSCO has PPAs representing approximately 1,200 MW of capacity, with contracts expiring between 2038 and 2045. No minimum quantities are specified within these agreements due to the variability of electricity generation, so no amounts related to these contracts are included in the table above. Upon early termination of one of these agreements by NIPSCO for any reason (other than material breach by the counterparties), NIPSCO may be required to pay a termination charge that could be material depending on the events giving rise to termination and the timing of the termination.
We have pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2030 to 2044, require us to pay fixed monthly charges.
NIPSCO has contracts with three rail operators providing coal transportation services for which there are certain minimum payments. These service contracts extend for various periods from 2026 through 2028.
We have executed agreements with multiple IT service providers. The agreements extend for various periods through 2030.
B.        Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
the subsidiaries’ intended commercial purposes. At December 31, 2025 and 2024, we issued letters of credit of $119.0 million and $9.4 million, respectively, for the benefit of third parties.
We provide guarantees related to our future performance under BTAs for our renewable generation projects. At December 31, 2025 and 2024, our guarantees for multiple BTAs totaled $27.2 million and $1,127.5 million, respectively. The amount of each guaranty will decrease upon the substantial completion of the construction of the facilities. See “- E. Other Matters - Generation Transition,” below for more information.
We provide guarantees related to some of our rail and pipeline service agreements. If we do not meet our contractual obligations under the terms of these agreements we would be required to pay up to a maximum of $52.0 million.
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
As of December 31, 2025 and 2024, we had recorded a liability of $82.6 million and $91.8 million, respectively, to cover environmental remediation at various sites. This liability is included in "Other accruals" and "Other noncurrent liabilities and deferred credits" in the Consolidated Balance Sheets. We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.
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
MGP. We maintain a program to identify and investigate former MGP sites where gas distribution subsidiaries or predecessors may have liability. The program has identified 41 such sites where liability is probable. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We complete an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were identified during the update completed as of June 30, 2025. Our total estimated liability related to the facilities subject to remediation was $75.5 million and $86.4 million at December 31, 2025 and 2024, respectively. The liability represents our best estimate of the probable cost to remediate the MGP sites. Our model indicates that it is reasonably possible that remediation costs could vary by as much as $16.5 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
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
On May 8, 2024, the EPA finalized changes to the current CCR regulations ("Legacy CCR Rule") which address inactive surface impoundments at inactive facilities, referred to as legacy impoundments, and CCR management units ("CCRMUs") at inactive and active facilities. The rule largely requires these newly regulated units to conform to existing requirements, such as groundwater monitoring, closure requirements, and post-closure care. During 2025, we accrued an additional $48.9 million to cover probable and estimable compliance activities associated with the Legacy CCR Rule. NIPSCO continues to assess whether existing legal obligations associated with the retirement of certain facilities must be revised and to estimate probable additional required asset retirement costs. NIPSCO expects to receive recovery of any such costs through existing and future depreciation rates.
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
In January 2025, the Fairbanks project achieved mechanical completion, resulting in NIPSCO making a $336.6 million payment to the developer. In May 2025, the Fairbanks project achieved substantial completion, resulting in NIPSCO making a $141.4 million payment to the developer in June 2025. In December 2025, the Fairbanks project achieved final completion, resulting in NIPSCO making a $3.6 million payment to the developer.

In January 2025, the Dunns Bridge II project achieved substantial completion, resulting in NIPSCO making a $217.6 million payment to the developer in February 2025. In October 2025, the Dunns Bridge II project achieved final completion resulting in a NIPSCO making a $4.2 million payment to the developer.

In June 2025, the Gibson project achieved mechanical completion, resulting in NIPSCO making a $262.4 million payment to the developer. In August 2025, the Gibson project achieved substantial completion, resulting in NIPSCO making a $133.7 million payment to the developer in September 2025.

NIPSCO Minority Interest Transaction. In December 2023, pursuant to the terms of the BIP Purchase Agreement and simultaneously with the closing of the NIPSCO Minority Interest Transaction, Blackstone, NIPSCO Holdings I, NIPSCO Holdings II and NiSource entered into an Amended and Restated Limited Liability Company Agreement of NIPSCO Holdings II. In January 2024, BIP transferred a 4.5% portion of its equity interest to one of its affiliates and the members of NIPSCO Holdings II entered into a Second Amended and Restated Limited Liability Company Operating Agreement of NIPSCO Holdings II. In October 2025, the members of NIPSCO Holdings II entered into a Third Amended and Restated LLC Agreement of NIPSCO Holdings II(the "Amended LLC Agreement"), which, among other changes, increased the amount and time period for additional mandatory capital contributions required to be contributed by the members affiliated with Blackstone by $175 million and seven years, which obligation is backed by an Equity Commitment Letter from Blackstone or an affiliate thereof, and amended certain provisions to facilitate NIPSCO Holdings II and its subsidiaries’ provision of electric service to

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
data center customers (and related activities) and their related contracts and arrangements with Generation Holdings II and its subsidiaries. The members of NIPSCO Holdings II that are affiliates of Blackstone must vote their equity holdings under the Amended LLC Agreement as one investor. Refer to Note 4, "Noncontrolling Interests," in the Notes to the Consolidated Financial Statements for more information on this transition.
GenCo Minority Interest Transaction. In October 2025, NiSource issued a 19.9% indirect equity interest in NiSource’s wholly-owned subsidiary GenCo to BIP Orion Holdco L.P. and BIP Orion Holdco II L.P., affiliates of Blackstone (collectively, “Blackstone Investor”), in exchange for $35.2 million in cash contributions to Generation Holdings II through the Generation Holdings II LLC Agreement. We analyzed the Generation Holdings II LLC Agreement and determined that we maintain the decision-making activities over Generation Holdings II and its wholly owned subsidiary GenCo, making Generation Holdings II a consolidated VIE. Generation Holding II is considered a VIE as it passes the variability of its operating results through to its shareholders (Generation Holdings I and Blackstone Investor) and has insufficient equity to finance its activities without additional subordinated financial support.
Refer to Note 4, "Noncontrolling Interest," for detailed discussion of accounting for the GenCo Minority Interest Transaction.
The foregoing descriptions of the Generation Holdings II LLC Agreement and the Amended LLC Agreement do not purport to be complete and are qualified in their entirety by reference to the terms and conditions of the Generation Holdings II LLC Agreement and Amended LLC Agreement, which are filed as Exhibits 10.17 and 10.16, respectively, and are incorporated by reference herein.
EPC Agreements. GenCo has entered into certain EPC contracts to construct generation capacity assets to support the ADS Contract, requiring payments at specified periods. The assets contemplated by these contracts are subject to IURC approval. We may terminate for convenience the EPC Contracts and pay certain incurred project costs and termination fees if the ADS Contract is terminated or IURC approval of the underlying assets is not obtained. Amounts that will be owed in the event of termination are included in the table above.
20.     Accumulated Other Comprehensive Loss
The following table displays the activity of Accumulated Other Comprehensive Loss, net of tax:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of December 31, 2022	$(11.2)	$(12.6)	$(13.3)	$(37.1)
Other comprehensive (loss) income before reclassifications	3.1	(0.5)	(1.4)	1.2
Amounts reclassified from accumulated other comprehensive loss	0.8	0.3	1.2	2.3
Net current-period other comprehensive (loss) income	3.9	(0.2)	(0.2)	3.5
Balance as of December 31, 2023	$(7.3)	$(12.8)	$(13.5)	$(33.6)
Other comprehensive (loss) income before reclassifications	1.5	—	(1.2)	0.3
Amounts reclassified from accumulated other comprehensive loss	1.8	(0.4)	1.5	2.9
Net current-period other comprehensive (loss) income	3.3	(0.4)	0.3	3.2
Balance as of December 31, 2024	$(4.0)	$(13.2)	$(13.2)	$(30.4)
Other comprehensive income before reclassifications	5.0	—	19.5	24.5
Amounts reclassified from accumulated other comprehensive loss	(0.9)	(0.4)	1.0	(0.3)
Net current-period other comprehensive income (loss)	4.1	(0.4)	20.5	24.2
Balance as of December 31, 2025	$0.1	$(13.6)	$7.3	$(6.2)
 (1)All amounts are net of tax. Amounts in parentheses indicate debits.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
21.     Business Segment Information
Our reportable segments reflect the manner in which our business is managed and our resources are allocated. Following the consummation of the NIPSCO Minority Interest Transaction, we revised how we evaluate results and allocate resources across our business with an increased focus on operating performance at the state level. Refer to Note 4, "Noncontrolling Interests," for additional information on the NIPSCO Minority Interest Transaction. At December 31, 2025, our operations are divided into two primary reportable segments, the Columbia Operations and the NIPSCO Operations segments. Columbia Operations aggregates the results of the fully regulated and wholly owned subsidiaries of NiSource Gas Distribution Group, Inc. (a holding company that owns Columbia of Kentucky, Columbia of Maryland, Columbia of Ohio, Columbia of Pennsylvania, and Columbia of Virginia). Each Columbia distribution company is an operating segment which we aggregate to form the Columbia Operations reportable segment. NIPSCO Operations includes the results of NIPSCO Holdings I and its majority-owned subsidiaries, including NIPSCO, which has fully regulated gas and electric operations in northern Indiana. Our historical segment disclosures have been recast to be consistent with the current presentation.
The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as an operating segment, are presented as "Corporate and Other" in the subsequent reconciliation table and primarily are comprised of interest expense on holding company debt and unallocated corporate costs and activities, as well as new business development costs associated with GenCo. Refer to Note 3, "Revenue Recognition," for additional information on our segments and their sources of revenues. The following table provides information about our reportable segments. We use operating income as our primary measurement for each of the reported segments and make decisions on financing, dividends and taxes at the corporate level on a consolidated basis. We provide this measure to our Chief Operating Decision Maker, the CEO, who utilizes this measure to make operating segment level strategy decisions based on budget-to-actual variances and against prior periods to allocate resources accordingly. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment.

Year Ended December 31, 2025 (in millions)
	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External revenue	$3,330.0	$3,307.4	$6,637.4
Intersegment revenue	13.3	1.1	14.4
Total Operating Revenue	$3,343.3	$3,308.5	$6,651.8

Cost of energy	819.8	764.7	1,584.5
O&M	923.7	848.9	1,772.6
Depreciation	451.2	680.6	1,131.8
Total other taxes	253.2	75.5	328.7
Other segment items(1)	0.3	0.7	1.0
Operating Income	$895.1	$938.1	$1,833.2

Capital Expenditures(2)	$1,213.0	$2,508.9	$3,721.9
Assets	$15,903.7	$18,126.7	$34,030.4
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

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements

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

To reconcile the segment tables above to consolidated NiSource:

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements

Year Ended December 31, 2025 (in millions)
	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$6,651.8	$600.1	$(609.7)	$6,642.2
Operating Income	1,833.2	2.1	—	1,835.3
Capital Expenditures	3,721.9	329.7	—	4,051.6
Assets	34,030.4	1,828.3	—	35,858.7

Year Ended December 31, 2024 (in millions)
	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$5,468.0	$581.9	$(594.8)	$5,455.1
Operating Income	1,448.5	7.0	—	1,455.5
Capital Expenditures	3,461.4	231.1	—	3,692.5
Assets	30,593.0	1,195.1	—	31,788.1

Year Ended December 31, 2023 (in millions)
	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$5,517.7	$504.6	$(516.9)	$5,505.4
Operating Income	1,280.0	15.5	—	1,295.5
Capital Expenditures	2,454.4	236.3	—	2,690.7
Assets	27,627.1	3,450.1	—	31,077.2
22.     Other, Net
The following table displays the components of Other, Net included on the Statements of Consolidated Income:

Year Ended December 31, (in millions)	2025	2024	2023
Interest income	$10.2	$10.4	$9.0
AFUDC equity	32.7	75.1	25.2
Charitable contributions	(4.8)	(5.4)	(1.8)
Pension and other postretirement non-service cost(1)	(13.0)	(13.5)	(24.0)
Tax penalty	(4.0)	(0.7)	—
Heating assistance	(2.1)	(0.5)	(0.8)
Miscellaneous	1.1	(0.9)	0.4
Total Other, net	$20.1	$64.5	$8.0
(1) See Note 16, "Pension and Other Postemployment Benefits," for additional information.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Notes to Consolidated Financial Statements
23.     Interest Expense, Net
The following table displays the components of Interest Expense, Net included on the Statements of Consolidated Income:

Year Ended December 31, (in millions)	2025	2024	2023
Interest on long-term debt	$647.8	$506.2	$404.1
Interest on short-term borrowings	36.7	43.2	108.9
Debt discount/cost amortization	15.2	13.8	13.5
Accounts receivable securitization fees	1.4	1.5	2.7
Allowance for borrowed funds used and interest capitalized during construction	(37.8)	(40.1)	(25.3)
Debt-based post-in-service carrying charges	(47.4)	(26.4)	(30.7)
Other	23.1	19.0	16.4
Total Interest Expense, net	$639.0	$517.2	$489.6
24.     Supplemental Cash Flow Information
The following table provides additional information regarding our Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023:

Year Ended December 31, (in millions)	2025	2024	2023
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$479.9	$367.0	$315.0
Assets acquired under a finance lease	50.2	65.9	64.5
Assets acquired under an operating lease	13.9	12.2	5.6
Assets recorded for asset retirement obligations(1)	88.7	277.4	61.1
Schedule of interest and income taxes paid:
Cash paid for interest on debt, net of interest capitalized amounts	$557.1	$468.2	$433.9
Cash paid for interest on finance leases	14.5	11.2	8.6
Cash paid for income taxes, net of refunds	3.3	4.3	9.4
(1)See Note 11, "Asset Retirement Obligations," for additional information.

NISOURCE INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NISOURCE INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Twelve months ended December 31, 2025
		Additions
($ in millions)	Balance Jan. 1, 2025	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2025
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$23.7	$40.8	$40.9	$64.8	$40.6
Reserve for deferred charges and other	1.1	—	0.2	—	1.3

Twelve months ended December 31, 2024
		Additions
($ in millions)	Balance Jan. 1, 2024	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2024
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$22.9	$23.2	$32.3	$54.7	$23.7
Reserve for deferred charges and other	1.3	—	(0.2)	—	1.1

Twelve months ended December 31, 2023
		Additions
($ in millions)	Balance Jan. 1, 2023	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2023
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$23.9	$23.4	$36.6	$61.0	$22.9
Reserve for deferred charges and other	1.0	—	0.3	—	1.3
(1) Charged to Other Accounts reflects the deferral of bad debt expense to a regulatory asset or the movement of the reserve between short term and long term.

NISOURCE INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our CEO and CFO are responsible for evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Changes in Internal Controls
There have been no changes during the last fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NISOURCE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of NiSource Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 11, 2026, expressed an unqualified opinion on those financial statements.

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
February 11, 2026

NISOURCE INC.

ITEM 9B. OTHER INFORMATION
Director and Officer Trading Arrangements
The following table describes any contracts, instructions or written plans for the sale or purchase of NiSource securities and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the quarter ended December 31, 2025:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Shawn Anderson Executive Vice President, Chief Financial Officer	11/10/2025	5/29/2026	Sale of up to 12,500 shares of common stock
(1)A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.

During the quarter ended December 31, 2025, none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

NISOURCE INC.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information required by this item with respect to our executive officers included at the end of Part I of this report on Form 10-K and the information with respect to our insider trading policy set forth below, the information required by this Item 10 is incorporated herein by reference to the discussion in "Proposal 1 Election of Directors," "Corporate Governance - Board Committee Composition," "Corporate Governance - Code of Business Conduct," and "Delinquent Section 16(a) Reports" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2026.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the discussion in "Compensation and Human Capital Committee Interlocks and Insider Participation," "2025 Director Compensation," "2025 Executive Compensation," "Compensation Discussion and Analysis (CD&A)," "Assessment of Risk," "2025 Pay Versus Performance," and "Compensation and Human Capital Committee Report" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2026.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference to the discussion in "Security Ownership of Certain Beneficial Owners and Management," and "Equity Compensation Plan Information" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2026.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the discussion in "Corporate Governance - Policies and Procedures with Respect to Transactions with Related Persons" and "Corporate Governance - Director Independence" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2026.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the discussion in "Independent Registered Public Accounting Firm Fees" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2026.

NISOURCE INC.
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

EXHIBIT NUMBER	DESCRIPTION OF ITEM

(1.1)	Form of Equity Distribution Agreement (incorporated by reference to Exhibit 1.1 of the NiSource Inc. Form 8-K filed on October 31, 2025).
(1.2)	Form of Master Forward Sale Confirmation (incorporated by reference to Exhibit 1.2 of the NiSource Inc. Form 8-K filed on October 31, 2025).
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

NISOURCE INC.

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

(4.16)	Form of 2.950% Notes due 2029 (incorporated by reference to Exhibit 4.1 to NiSource Inc. Form 8-K filed on August 12, 2019).

(4.17)	Form of 3.600% Notes due 2030 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on April 8, 2020).

(4.18)	Form of 0.950% Notes due 2025 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on August 18, 2020).

(4.19)	Form of 1.700% Notes due 2031(incorporated by reference to Exhibit 4.2 to the NiSource Inc. Form 8-K filed on August 18, 2020).

(4.20)	Form of 5.000% Notes due 2052 (incorporated by reference to Exhibit 4.1 of the NiSource Inc. Form 8-K filed on June 10, 2022).

(4.21)	Form of 5.250% Notes due 2028 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on March 24, 2023).

(4.22)	Form of 5.400% Notes due 2033 (incorporated by reference to Exhibit 4.2 to the NiSource Inc. Form 8-K filed on June 9, 2023).

(4.23)	Form of 5.350% Notes due 2034 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on March 14, 2024).

(4.24)	Form of 6.950% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2054 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on May 16, 2024).

(4.25)	Form of 5.200% Notes due 2029 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on June 24, 2024).

(4.26)	Form of 6.375% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2055 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on September 09, 2024).

(4.27)	Form of 6.25% Notes due 2040 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on December 6, 2010).

NISOURCE INC.

(4.28)	Form of 5.95% Notes due 2041 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on June 10, 2011).

(4.29)	Form of 5.80% Notes due 2042 (incorporated by reference to Exhibit 4.2 to the NiSource Inc. Form 8-K filed on November 17, 2011).

(4.30)	Form of 5.25% Notes due 2043 (incorporated by reference to Exhibit 4.2 to the NiSource Inc. Form 8-K filed on June 14, 2012).

(4.31)	Form of 4.80% Notes due 2044 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on April 12, 2013).

(4.32)	Form of 5.65% Notes due 2045 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on October 7, 2013).

(4.33)	Form of 5.850% Notes due 2055 (incorporated by reference to Exhibit 4.1 to the NiSource. Form 8-K filed on March 27, 2025).

(4.34)	Form 5.350% Notes due 2035 (incorporated by reference to Exhibit 4.1 to the NiSource. Form 8-K filed on June 27, 2025).

(4.35)
Third Supplemental Indenture, dated as of November 7, 2025 between NiSource Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the NiSource Inc, Form 8-K filed on November 7, 2025

(4.36)	Form of 5.750% Fixed-to-Fixed Reset Rate Junior Subordinated Note due 2056 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on November 7, 2025).

(4.37)	Description of NiSource Inc.’s Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.32 to the NiSource Inc. Form 10-K filed on February 12, 2025

(10.1)	Supplemental Life Insurance Plan effective January 1, 1991, as amended, (incorporated by reference to Exhibit 2 to the NIPSCO Industries, Inc. Form 8-K filed on March 25, 1992).*

(10.2)
Amended and Restated NiSource Inc. Executive Deferred Compensation Plan effective November 1, 2012 (incorporated by reference to Exhibit 10.21 to the NiSource Inc. Form 10-K filed on February 19, 2013).*

(10.3)	Amended and Restated Executive Deferred Compensation Plan, dated August 12, 2024 (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 10-Q filed on October 30, 2024).*

(10.4)
Note Purchase Agreement, dated as of August 23, 2005, by and among NiSource Finance Corp., as issuer, NiSource Inc., as guarantor, and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on August 26, 2005).

(10.5)
Amendment No. 1, dated as of November 10, 2008, to the Note Purchase Agreement by and among NiSource Finance Corp., as issuer, NiSource Inc., as guarantor, and the purchasers whose names appear on the signature page thereto (incorporated by reference to Exhibit 10.30 to the NiSource Inc. Form 10-K filed on February 27, 2009).

(10.6)	Form of Change in Control and Termination Agreement (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-Q filed on August 2, 2017).*

(10.7)
Amended and Restated NiSource Inc. Employee Stock Purchase Plan adopted as of February 1, 2019 (incorporated by reference to Exhibit C to the NiSource Inc. Definitive Proxy Statement to Stockholders for the Annual Meeting to be held on May 7, 2019, filed on April 1, 2019).

(10.8)
Amended and Restated NiSource Inc. Employee Stock Purchase Plan adopted as of January 25, 2024 (incorporated by reference to Appendix B to the NiSource Inc. Definitive Proxy Statement to Stockholders for the Annual Meeting to be held on May 13, 2024, filed on April 1, 2024).

(10.9)
NiSource Inc. Supplemental Executive Retirement Plan, as amended and restated effective November 1, 2020 (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Form 10-Q filed on November 2, 2020).*

(10.10)
Pension Restoration Plan for NiSource Inc. and Affiliates, as amended and restated effective November 1, 2020 (incorporated by reference to Exhibit 10.5 to the NiSource Inc. Form 10-Q filed on November 2, 2020).

(10.11)
Savings Restoration Plan for NiSource Inc. and Affiliates, as amended and restated effective November 1, 2020 (incorporated by reference to Exhibit 10.6 to the NiSource Inc. Form 10-Q filed on November 2, 2020).*

NISOURCE INC.

(10.12)
First Amendment to the Savings Restoration Plan for NiSource Inc. and Affiliates dated October 12, 2023 and effective November 1, 2020 (incorporated by reference to Exhibit 10.24 to the NiSource Inc. Form 10-K filed on February 21, 2024).*

(10.13)	NiSource Inc. Executive Severance Policy, as amended and restated effective January 1, 2026.* **

(10.14)	NiSource Next Voluntary Separation Program, effective as of August 5, 2020 (incorporated by reference to Exhibit 10.8 to the NiSource Inc. Form 10-Q filed on November 2, 2020).*

(10.15)
Seventh Amended and Restated Revolving Credit Agreement, dated as of December 11, 2025, among NiSource Inc., as Borrower, the Lenders party thereto, Barclays Bank PLC, as Administrative Agent, JPMorgan Chase Bank, N.A., MUFG Bank, Ltd., and Wells Fargo Bank, National Association, as Co-Syndication Agents, Credit Suisse AG, New York Branch, Wells Fargo Bank, National Association, and Bank of America, National Association, as Co-Documentation Agents, Barclays Bank PLC and MUFG Bank, Ltd., as Co-Sustainability Structuring Agents, and Barclays Bank PLC, JPMorgan Chase Bank, N.A. MUFG Bank, Ltd., Credit Suisse Loan Funding LLC, Wells Fargo Securities, LLC, BofA Securities, Inc., BMO Capital Markets Corp. and Mizuho Bank Ltd., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 8-K filed on December 11, 2025).

(10.16)
Third Amended and Restated Limited Liability Company Agreement of NIPSCO Holdings II LLC, dated October 28, 2025 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 10-Q filed on October 29, 2025).***

(10.17)	Amended and Restated Limited Liability Company Agreement of Generation Holdings II LLC, dated October 28, 2025.** ***

(10.18)
2010 Omnibus Incentive Plan (incorporated by reference to Exhibit B to the NiSource Inc. Definitive Proxy Statement to Stockholders for the Annual Meeting held on May 11, 2010, filed on April 2, 2010).*

(10.19)	First Amendment to the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 10-K filed on February 18, 2014.)*

(10.20)
2010 Omnibus Incentive Plan (incorporated by reference to Exhibit C to the NiSource Inc. Definitive Proxy Statement to Stockholders for the Annual Meeting held on May 12, 2015, filed on April 7, 2015).*

(10.21)	Second Amendment to the NiSource Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed October 23, 2015.)*

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

(10.24)
Form of Restricted Stock Unit Award Agreement for Nonemployee Directors under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the NiSource Inc. Form 10-K filed on February 22, 2017). *

(10.25)	Form of Cash-Based Award Agreement (incorporated by reference to Exhibit 10.41 of the NiSource Form 10-K filed on February 28, 2020). *

(10.26)
2020 Omnibus Incentive Plan (incorporated by reference to Exhibit A to the NiSource Inc. Definitive Proxy Statement to Stockholders for the Annual Meeting held on May 19, 2020, filed on April 13, 2020).*

(10.27)	First Amendment to the NiSource Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 10-Q filed on May 4, 2022).*

(10.28)
Form of Restricted Stock Unit Award Agreement for Nonemployee Directors under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the NiSource Inc. Form 10-Q filed on August 5, 2020).*

(10.29)	Form of Restricted Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.53 to the NiSource Inc. Form 10-K filed on February 17, 2021).*

(10.30)	Form of Performance Share Unit Award Agreement. (incorporated by reference to Exhibit 10.54 to the NiSource Inc. Form 10-K filed on February 17, 2021).*

(10.31)	Form of Special Performance Share Unit Award Agreement. (incorporated by reference to Exhibit 10.55 to the NiSource Inc. Form 10-K filed on February 17, 2021).*

NISOURCE INC.

(10.32)	Form of Restricted Stock Unit Award Agreement.(incorporated by reference to Exhibit 10.57 to the NiSource Inc. Form 10-K filed on February 22, 2023).*

(10.33)	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.58 to the NiSource Inc. Form 10-K filed on February 22, 2023).*

(10.34)	Form of Restricted Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.59 to the NiSource Inc. Form 10-K filed on February 22, 2023).*

(10.35)	Form of Performance Share Unit Award Agreement. (incorporated by reference to Exhibit 10.60 to the NiSource Inc. Form 10-K filed on February 22, 2023).*

(10.36)	Form of 2024 CEO RSU Award Agreement (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 8-K filed on January 26, 2024).*

(10.37)	Form of 2024 CEO PSU Award Agreement (incorporated by reference to Exhibit 10.2 of the NiSource Inc. Form 8-K filed on January 26, 2024).*

(10.38)	Form of RSU Award Agreement (for awards on or after 2024) (incorporated by reference to Exhibit 10.3 of the NiSource Inc. Form 8-K filed on January 26, 2024).*

(10.39)	Form of PSU Award Agreement (for awards on or after 2024) (incorporated by reference to Exhibit 10.48 to the NiSource Inc. Form 10-K filed on February 22, 2023).*

(10.40)	Form of 2025 CEO RSU Award Agreement. * **

(10.41)	Form 2025 CEO PSU Award Agreement. * **

(10.42)	Form of CEO RSU Award Agreement (for awards on or after 2026). * **

(10.43)	Form of CEO PSU Award Agreement (for awards on or after 2026). * **

(19.1)	Securities Transaction Compliance Policy (incorporated by reference to Exhibit 19.1 to the NiSource Inc. Form 10-K filed on February 12, 2025) *

(21)	List of Subsidiaries.**

(23)	Consent of Deloitte & Touche LLP.**

(31.1)	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(31.2)	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(32.1)	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).**

(32.2)	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).**

(97.1)	NiSource Inc. Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the NiSource Inc. Form 10-K filed on February 12, 2025).*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. **

(101.SCH)	Inline XBRL Schema Document.**

(101.CAL)	Inline XBRL Calculation Linkbase Document.**

(101.LAB)	Inline XBRL Labels Linkbase Document.**

(101.PRE)	Inline XBRL Presentation Linkbase Document.**

(101.DEF)	Inline XBRL Definition Linkbase Document.**

(104)	Cover page Interactive Data File (formatted as inline XBRL, and contained in Exhibit 101.)

*	Management contract or compensatory plan or arrangement of NiSource Inc.

**	Exhibit filed herewith.

NISOURCE INC.

***
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

NISOURCE INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

NiSource Inc.
(Registrant)

Date: February 11, 2026	By:	/s/ LLOYD M. YATES
Lloyd M. Yates
President, Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	LLOYD M. YATES	President, Chief Executive Officer,	Date: February 11, 2026
	Lloyd M. Yates	and Director (Principal Executive Officer)

/s/	SHAWN ANDERSON	Executive Vice President and	Date: February 11, 2026
	Shawn Anderson	Chief Financial Officer (Principal Financial Officer)

/s/	GUNNAR J. GODE	Senior Vice President,	Date: February 11, 2026
	Gunnar J. Gode	Chief Accounting & Tax Officer (Principal Accounting Officer)

/s/	KEVIN T. KABAT	Chairman of the Board	Date: February 11, 2026
Kevin T. Kabat

/s/	PETER A. ALTABEF	Director	Date: February 11, 2026
Peter A. Altabef

/s/	SONDRA L. BARBOUR	Director	Date: February 11, 2026
Sondra L. Barbour

/s/	THEODORE H. BUNTING, JR.	Director	Date: February 11, 2026
Theodore H. Bunting, Jr.

/s/	ERIC L. BUTLER	Director	Date: February 11, 2026
Eric L. Butler

/s/	DEBORAH A. HENRETTA	Director	Date: February 11, 2026
Deborah A. Henretta

/s/	DEBORAH A.P. HERSMAN	Director	Date: February 11, 2026
Deborah A. P. Hersman

/s/	WILLIAM D. JOHNSON	Director	Date: February 11, 2026
William D. Johnson

/s/	MICHAEL E. JESANIS	Director	Date: February 11, 2026
Michael E. Jesanis

/s/	CASSANDRA S. LEE	Director	Date: February 11, 2026
Cassandra S. Lee

/s/	JOHN MCAVOY	Director	Date: February 11, 2026
John McAvoy