Form 10-Q
period 2026-03-31
NISOURCE INC.
filed 2026-05-06
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 479,439,245 shares outstanding at April 29, 2026.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2026

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates (not exhaustive)
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
GenCo	NIPSCO Generation LLC
Generation Holdings I	Generation Holdings I LLC
Generation Holdings II	Generation Holdings II LLC
NIPSCO	Northern Indiana Public Service Company LLC
NIPSCO Holdings I	NIPSCO Holdings I LLC
NIPSCO Holdings II	NIPSCO Holdings II LLC
NiSource ("we," "us" or "our")	NiSource Inc.
Rosewater	Rosewater Wind Generation LLC and its wholly owned subsidiary, Rosewater Wind Farm LLC
Indiana Crossroads Solar	Indiana Crossroads Solar Generation LLC and its wholly owned subsidiary, Meadow Lake Solar Park LLC
Indiana Crossroads Wind	Indiana Crossroads Wind Generation LLC and its wholly owned subsidiary, Indiana Crossroads Wind Farm LLC
Dunn's Bridge I	Dunn's Bridge I Solar Generation LLC and its wholly owned subsidiary, Dunn's Bridge Solar Center, LLC

Abbreviations and Other
ADS	Amazon Data Services, Inc,
ADS Contract	NIPSCO agreement to provide electricity to ADS' data centers
AFUDC	Allowance for funds used during construction
Alphabet	Alphabet, Inc.
Alphabet Contract	NIPSCO agreement to provide electricity to Alphabet's data centers
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting standards codification
ASU	Accounting standards update
ATM	At-the-market
BESS	Battery energy storage system
BIP Orion Holdco L.P.	BIP Orion Holdco L.P., a Delaware limited liability company and also an affiliate of Blackstone
BIP Orion Holdco II L.P.	BIP Orion Holdco II L.P., a Delaware limited liability company and also an affiliate of Blackstone
Blackstone	Blackstone Infrastructure Partners L.P.
Blackstone Investor
BIP Orion Holdco L.P. and BIP Orion Holdco II L.P. affiliates of Blackstone (GenCo Minority Interest Transaction) and Blackstone Infrastructure Partners, affiliates of Blackstone (NIPSCO Minority Interest Transaction)

BTA	Build-transfer agreement
CCGT	Combined cycle gas turbine
CCRs	Coal combustion residuals
CEO	Chief executive officer

DEFINED TERMS
CEP	Ohio capital expenditure program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CODM	Chief operating decision maker
Columbia Operations	Reportable segment comprised of the results of NiSource Gas Distribution company, including all of its Columbia Gas distribution companies and related subsidiaries
Contract Assets	Generation assets and related transmission infrastructure to be developed in connection with the ADS Contract
DSM	Demand side management
Dunn's Bridge II	Dunn's Bridge II Solar Generation LLC
EPA	United States Environmental Protection Agency
EPC	Engineering, procurement, and construction
EPC Contracts	Engineering, procurement, and construction contracts
EPS	Earnings per share
ESA	Energy storage agreement
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMCA	Indiana federally mandated cost adjustment mechanism
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GCT	Generation cost tracker
GenCo Minority Interest Transaction
A transaction between NiSource, Generation Holdings II (sole owner of GenCo) and Blackstone Investor entered into in October 2025, that offered equity interests in Generation Holdings II in exchange for capital contributions by the parties.

Generation Assets	Power generations facilities and battery storage to be developed in connection with the ADS Contract
Generation Holdings II LLC Agreement	Amended And Restated Limited Liability Company Agreement of Generation Holdings II
GHG	Greenhouse gases
GWh	Gigawatt hours
IRP	Ohio infrastructure replacement program
IURC	Indiana Utility Regulatory Commission
JV	Joint venture
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWh	Megawatt hours
NIPSCO Electric	The electric generation, transmission and distribution activities of the NIPSCO Operations reportable segment
NIPSCO Gas	The gas distribution activities of the NIPSCO Operations reportable segment
NIPSCO Holdings II LLC Agreement	Third Amended And Restated Limited Liability Company Agreement of NIPSCO Holdings II

DEFINED TERMS
NIPSCO Minority Interest Transaction	A transaction between NiSource, NIPSCO Holdings II (sole owner of NIPSCO) and an affiliate of Blackstone pursuant to a purchase and sale agreement entered into on June 17, 2023, that offered equity interests in NIPSCO Holdings II in exchange for capital contributions by the parties.
NIPSCO Operations	Reportable segment comprised of the results of NIPSCO Holdings I, NIPSCO Holdings II, and NIPSCO and all related subsidiaries
NYMEX	New York Mercantile Exchange
OPEB	Other postemployment benefits
PHMSA	Pipeline and Hazardous Materials Safety Administration
Pool Resource Assets	Portfolio of electric generation assets and related assets owned or contracted for by NIPSCO and/or its affiliates (primarily including GenCo) and designed to serve the needs of data center customers.
PPA	Power purchase agreement
ROE	Return on equity
SAVE	Steps to advance Virginia's energy plan
Scope 1 GHG Emissions	Direct emissions from sources owned or controlled by us (e.g., emissions from our combustion of fuel, vehicles, and process emissions and fugitive emissions)
Scope 2 GHG Emissions	Indirect emissions from sources owned or controlled by us
SEC	Securities and Exchange Commission
SMRP	Kentucky safety modification and replacement program
SMS	Safety management system
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)
TDSIC	Indiana transmission, distribution and storage system improvement charge
Templeton	Templeton Wind Energy LLC
VIE	Variable interest entity
2018 Plan	2018 integrated resource plan
2021 Plan	2021 integrated resource plan
2024 Plan	2024 integrated resource plan

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

Factors that could cause actual results to differ materially from those projected in any forward-looking statement discussed in this Quarterly Report on Form 10-Q include, among other things:

•our ability to execute our business plan or growth strategy, including utility infrastructure investments, or business opportunities;
•our ability to manage data center growth in our service territories;
•potential incidents and other operating risks associated with our business;
•our ability to work successfully with our JV partners;
•our ability to construct, develop and place into service the Contract Assets, Pool Resource Assets and any other generation or transmission assets we develop to support future data center contracts on time or at all and consistent with initial cost estimates, as well as the performance of such assets once constructed and placed into service;
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
•ADS performance under the ADS Contract and the performance of our customers under any future data center contracts;
•any decisions by ADS to terminate or reduce the committed capacity under the ADS Contract or any decision by any customer under any future data center contract to terminate or reduce the committed capacity under the contract;
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
•our ability to attract, retain or re-skill a qualified workforce and maintain good labor relations;
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
•any damage to our reputation;
•the impacts of natural disasters, acts of terrorism, acts of war or other catastrophic events;
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
•changes in tax laws or the interpretation thereof; and
•other matters set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors,” of this report, and Part I, Item 1, “Business,” Part I, Item 1A, "Risk Factors," and Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, some of which risks are beyond our control.

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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Operating Revenues
Customer revenues	$2,322.3	$2,149.5
Other revenues	40.8	33.7
Total Operating Revenues	2,363.1	2,183.2
Operating Expenses
Cost of energy	669.2	647.5
Operation and maintenance	489.2	427.8
Depreciation and amortization	288.3	258.6
Loss on impairment of assets	—	0.3
Other taxes	97.2	89.6
Total Operating Expenses	1,543.9	1,423.8
Operating Income	819.2	759.4
Other Income (Deductions)
Interest expense, net	(191.6)	(132.8)
Other, net	14.4	5.8
Total Other Deductions, Net	(177.2)	(127.0)
Income before Income Taxes	642.0	632.4
Income Taxes	85.8	105.7
Net Income	556.2	526.7
Net income attributable to noncontrolling interest	49.1	51.9
Net Income Attributable to NiSource	507.1	474.8
Preferred dividends redemption premium	3.6	—
Net Income Available to Common Shareholders	$510.7	$474.8
Earnings Per Share
Basic Earnings Per Share	$1.06	$1.01
Diluted Earnings Per Share	$1.06	$1.00
Basic Average Common Shares Outstanding	479.0	470.4
Diluted Average Common Shares	480.9	472.5

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions, net of taxes)	2026	2025
Net Income	$556.2	$526.7
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale debt securities(1)	(1.2)	0.8
Reclassification adjustment for cash flow hedges	(0.1)	(0.1)
Unrecognized pension and OPEB benefit (costs)(2)	(1.7)	0.5
Total other comprehensive (loss) income	(3.0)	1.2
Comprehensive Income	$553.2	$527.9
(1)Net unrealized (loss) gain on available-for-sale debt securities, net of $0.3 million tax benefit and $0.2 million tax expense in the first quarter of 2026 and 2025, respectively.
(2)Unrecognized pension and OPEB benefit (cost), net of $1.5 million tax expense and $0.1 million tax expense in the first quarter of 2026 and 2025, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2026	December 31, 2025
ASSETS
Property, Plant and Equipment
Plant	$39,043.9	$38,058.8
Accumulated depreciation and amortization	(9,616.5)	(9,370.6)
Net Property, Plant and Equipment(1)	29,427.4	28,688.2
Investments and Other Assets
Unconsolidated affiliates	8.2	8.1
Available-for-sale debt securities (amortized cost of $157.8 and $145.8)	156.7	146.1
Other investments	116.3	118.6
Total Investments and Other Assets	281.2	272.8
Current Assets
Cash and cash equivalents	71.9	110.1
Restricted cash	25.2	25.6
Accounts receivable	1,281.2	1,238.1
Allowance for credit losses	(46.1)	(40.6)
Accounts receivable, net	1,235.1	1,197.5
Gas storage	88.4	252.0
Materials and supplies, at average cost	193.8	189.0
Electric production fuel, at average cost	21.3	8.5
Exchange gas receivable	69.6	66.0
Regulatory assets	380.6	274.2
Income tax receivable	11.5	15.7
Prepayments	209.1	149.3
Other current assets	102.5	89.3
Total Current Assets(1)	2,409.0	2,377.2
Other Assets
Regulatory assets	2,301.9	2,225.2
Goodwill	1,485.9	1,485.9
Deferred charges and other(2)	695.6	809.4
Total Other Assets	4,483.4	4,520.5
Total Assets	$36,601.0	$35,858.7
(1)Includes $1,506.4 million and $1,312.7 million at March 31, 2026 and December 31, 2025, respectively, of net property, plant and equipment assets and $110.1 million and $90.1 million at March 31, 2026 and December 31, 2025, respectively, of current assets of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Refer to Note 4, "Noncontrolling Interests," for additional information.
(2)Includes $199.0 million and $305.4 million at March 31, 2026 and December 31, 2025, respectively, of advanced deposits of project costs of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Refer to Note 4, "Noncontrolling Interests," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	March 31, 2026	December 31, 2025
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value,750,000,000 shares authorized; 479,364,801 and 478,432,058 shares outstanding, respectively	$4.8	$4.8
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	9,859.1	9,866.6
Retained deficit	(96.6)	(315.2)
Accumulated other comprehensive loss	(9.2)	(6.2)
Total NiSource Stockholders’ Equity	9,658.2	9,450.1
Noncontrolling interest in consolidated subsidiaries	2,269.3	2,209.8
Total Stockholders’ Equity	11,927.5	11,659.9
Long-term debt, excluding amounts due within one year	15,458.9	15,457.8
Total Capitalization	27,386.4	27,117.7
Current Liabilities
Current portion of long-term debt	16.8	19.7
Short-term borrowings	1,291.0	736.0
Accounts payable	999.3	1,124.5
Dividends payable - common stock	147.4	4.4
Customer deposits and credits	148.1	283.4
Taxes accrued	240.8	228.8
Interest accrued	218.8	206.2
Asset retirement obligations	49.9	55.0
Exchange gas payable	56.5	125.4
Regulatory liabilities	204.3	260.1
Accrued compensation and employee benefits	153.5	246.8
Other accruals	200.4	167.1
Total Current Liabilities(1)	3,726.8	3,457.4
Other Liabilities
Deferred income taxes	2,588.2	2,500.1
Deferred credits	79.6	77.2
Accrued liability for postretirement and postemployment benefits	157.9	153.1
Regulatory liabilities	1,579.1	1,513.3
Asset retirement obligations	793.4	781.9
Other noncurrent liabilities	289.6	258.0
Total Other Liabilities(1)	5,487.8	5,283.6
Commitments and Contingencies (Refer to Note 13, "Other Commitments and Contingencies")
Total Capitalization and Liabilities	$36,601.0	$35,858.7
(1)Includes $134.1 million and $56.9 million at March 31, 2026 and December 31, 2025, respectively, of current liabilities and $56.3 million and $55.7 million at March 31, 2026 and December 31, 2025, respectively, of other liabilities, and finance leases of $40.1 million at March 31, 2026 and December 31, 2025, respectively, of consolidated VIEs that creditors do not have recourse to our general credit. Refer to Note 4, "Noncontrolling Interests," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2026	2025
Operating Activities
Net Income	$556.2	$526.7
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	288.3	258.6
Deferred income taxes and investment tax credits	75.8	91.3
Payments for asset retirement obligations	(15.5)	(10.4)
Other adjustments	18.3	7.1
Changes in Assets and Liabilities:
Components of working capital(1)	(531.5)	(205.3)
Regulatory assets/liabilities	50.5	10.3
Other noncurrent liabilities and deferred credits and charges	0.2	8.1
Net Cash Flows from Operating Activities	442.3	686.4
Investing Activities
Capital expenditures	(805.2)	(637.3)
Milestone payments to renewable generation asset developers	—	(554.2)
Advanced deposits	(22.4)	(125.3)
Other investing activities	(45.0)	(35.9)
Net Cash Flows used for Investing Activities	(872.6)	(1,352.7)
Financing Activities
Proceeds from issuance of long-term debt	—	741.5
Repayments of finance lease obligations	(5.9)	(5.5)
Net change in commercial paper and other short-term borrowings	555.0	166.4
Issuance of common stock, net of issuance costs	3.9	3.2
Equity costs, premiums and other debt related costs	(22.7)	(15.4)
Contributions from NIPSCO and GenCo minority interest holders	33.5	34.8
Distribution to NIPSCO minority interest holders	(19.9)	(17.5)
Distributions to tax equity partners	(3.2)	(4.1)
Dividends paid - common stock	(149.0)	(132.0)
Net Cash Flows from Financing Activities	391.7	771.4
Change in cash, cash equivalents and restricted cash	(38.6)	105.1
Cash, cash equivalents and restricted cash at beginning of period	135.7	198.6
Cash, Cash Equivalents and Restricted Cash at End of Period	$97.1	$303.7
(1) Refer to Note 17, "Supplemental Disclosures of Cash Flow Information," for additional information.
Reconciliation to Balance Sheet

(in millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	71.9	110.1
Restricted cash	25.2	25.6
Total Cash, Cash Equivalents and Restricted Cash	97.1	135.7
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of December 31, 2025	$4.8	$(99.9)	$9,866.6	$(315.2)	$(6.2)	$2,209.8	$11,659.9
Comprehensive Income:
Net income	—	—	—	507.1	—	49.1	556.2
Other comprehensive loss, net of tax	—	—	—	—	(3.0)	—	(3.0)
Dividends:
Common stock ($0.60 per share)	—	—	—	(292.1)	—	—	(292.1)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	33.5	33.5
Distributions to noncontrolling interests	—	—	—	—	—	(23.1)	(23.1)
Stock issuances (redemptions):
Series A Preferred stock redemption premium	—	—	—	3.6	—	—	3.6
Employee stock purchase plan	—	—	1.9	—	—	—	1.9
Long-term incentive plan	—	—	(12.0)	—	—	—	(12.0)
401(k) and profit sharing	—	—	2.6	—	—	—	2.6
Balance as of March 31, 2026	$4.8	$(99.9)	$9,859.1	$(96.6)	$(9.2)	$2,269.3	$11,927.5

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of December 31, 2024	$4.7	$(99.9)	$9,521.5	$(711.7)	$(30.4)	$1,984.1	$10,668.3
Comprehensive Income:
Net income	—	—	—	474.8	—	51.9	526.7
Other comprehensive income, net of tax	—	—	—	—	1.2	—	1.2
Dividends:
Common stock ($0.56 per share)	—	—	—	(264.5)	—	—	(264.5)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	34.8	34.8
Distributions to noncontrolling interest	—	—	—	—	—	(21.6)	(21.6)
Stock issuances (redemptions):
Employee stock purchase plan	—	—	1.7	—	—	—	1.7
Long-term incentive plan	—	—	(3.3)	—	—	—	(3.3)
401(k) and profit sharing	—	—	2.7	—	—	—	2.7
Balance as of March 31, 2025	$4.7	$(99.9)	$9,522.6	$(501.4)	$(29.2)	$2,049.2	$10,946.0

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Common
Shares (in thousands)	Shares	Treasury	Outstanding
Balance as of December 31, 2025	482,395	(3,963)	478,432
Issued:
Employee stock purchase plan	45	—	45
Long-term incentive plan	831	—	831
401(k) and profit sharing	57	—	57
Balance as of March 31, 2026	483,328	(3,963)	479,365

	Common
Shares (in thousands)	Shares	Treasury	Outstanding
Balance as of December 31, 2024	473,785	(3,963)	469,822
Issued:
Employee stock purchase plan	46	—	46
Long-term incentive plan	682	—	682
401(k) and profit sharing	68	—	68
Balance as of March 31, 2025	474,581	(3,963)	470,618
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
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors.
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
2.    Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. We are currently evaluating the impacts this amendment will have on our internal-use software capitalization policy. See Note 2 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of the impact of this ASU.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). We are currently evaluating the impacts this amendment will have on our required disclosures.See Note 2 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of the impact of this ASU.

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
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Condensed Statements of Consolidated Income (unaudited):

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three months ended March 31, 2026 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$909.2	$318.6	$—	$1,227.8
Commercial	331.0	115.6	—	446.6
Industrial	57.4	34.1	—	91.5
Off-system	16.8	—	—	16.8
Miscellaneous(1)	14.2	3.1	—	17.3
Subtotal	$1,328.6	$471.4	$—	$1,800.0
Electric Generation and Power Delivery
Residential	$—	$176.8	$—	$176.8
Commercial	—	172.1	—	172.1
Industrial	—	155.5	—	155.5
Wholesale	—	8.5	—	8.5
Public Authority	—	4.3	—	4.3
Miscellaneous(1)	—	5.1	—	5.1
Subtotal	$—	$522.3	$—	$522.3
Total Customer Revenues(2)	1,328.6	993.7	—	2,322.3
Other Revenues(3)	(5.4)	44.8	1.4	40.8
Total Operating Revenues	$1,323.2	$1,038.5	$1.4	$2,363.1
(1)Amounts included in Columbia Operations primarily relate to earnings share mechanisms, late fees, and wholesale revenues. Amounts included in NIPSCO Operations primarily relate to late fees and property rentals. (2)Customer revenue amounts exclude intersegment revenues. See Note 15, "Business Segment Information," for discussion of intersegment revenues.
(3)Amounts included in Columbia Operations primarily relate to alternative revenue programs including weather normalization adjustment mechanisms. Amounts included in NIPSCO Operations primarily relate to alternative revenue programs including weather normalization adjustment mechanisms, MISO multi-value projects and revenue from FERC jurisdictional transmission assets. Amounts included in Corporate and Other primarily relate to products and services revenue.

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
(1)Amounts included in Columbia Operations primarily relate to earnings share mechanisms and late fees. Amounts included in NIPSCO Operations, primarily relate to revenue refunds, public repairs and property rentals. (2)Customer revenue amounts exclude intersegment revenues. See Note 15, "Business Segment Information," for discussion of intersegment revenues.
(3)Amounts included in Columbia Operations primarily relate to alternative revenue programs including weather normalization adjustment mechanisms. Amounts included in NIPSCO Operations primarily relate to alternative revenue programs including weather normalization adjustment mechanisms, MISO multi-value projects and revenue from FERC jurisdictional transmission assets. Amounts included in Corporate and Other primarily relate to products and services revenue.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates, and weather. A significant portion of our operations are subject to seasonal fluctuations in sales. During the heating season, primarily from November through March, revenues and receivables from gas sales are more significant than in other months. The balances of customer receivables as of March 31, 2026 and December 31, 2025 are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2025	$698.8	$465.2
Balance as of March 31, 2026	$1,016.1	$182.7
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
At each reporting period, we record expected credit losses to an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. Rollforwards of our allowance for credit losses as of March 31, 2026 and December 31, 2025 are presented in the table below:

(in millions)	Columbia Operations	NIPSCO Operations	Total
Balance as of December 31, 2025	$15.6	$25.0	$40.6
Current period provisions	11.8	6.6	18.4
Write-offs charged against allowance	(12.1)	(4.4)	(16.5)
Recoveries of amounts previously written off	3.2	0.4	3.6
Balance as of March 31, 2026	$18.5	$27.6	$46.1

(in millions)	Columbia Operations	NIPSCO Operations	Total
Balance as of December 31, 2024	$9.8	$13.9	$23.7
Current period provisions	42.3	25.0	67.3
Write-offs charged against allowance	(50.8)	(15.0)	(65.8)
Recoveries of amounts previously written off	14.3	1.1	15.4
Balance as of December 31, 2025	$15.6	$25.0	$40.6
4.    Noncontrolling Interests
Variable Interest Entities. A VIE is an entity in which the controlling interest is determined through means other than a majority voting interest. NIPSCO is the managing member and operator of two wind JVs, Rosewater and Indiana Crossroads Wind, which have 102 MW and 302 MW of nameplate capacity, respectively. NIPSCO is also a managing member and operator of two solar JVs, Indiana Crossroads Solar and Dunn's Bridge I, which have a nameplate capacity of 200 MW and 265 MW, respectively. We have determined that these JVs are VIEs. NIPSCO controls decisions that are significant to these entities' ongoing operations and economic results. Therefore, we have concluded that NIPSCO is the primary beneficiary and have consolidated all four entities.
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
We did not provide any financial or other support for the JVs during the quarter that was not contractually required.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Our Condensed Consolidated Balance Sheets (unaudited) included the following assets and liabilities associated with the JV VIEs.

(in millions)	March 31, 2026	December 31, 2025
Net property, plant and equipment	$1,261.6	$1,273.0
Current assets	27.6	27.6
Total assets(1)	1,289.2	1,300.6
Current liabilities	10.5	16.1
Asset retirement obligations	56.3	55.7
Finance lease obligations	40.1	40.1
Total liabilities(1)(2)	$106.9	$111.9
(1)The assets of each VIE represent assets of a consolidated VIE that can be used only to settle obligations of the respective consolidated VIE. The creditors of the liabilities of the VIEs do not have recourse to the general credit of the primary beneficiary.
(2)In addition to the amounts disclosed above there is a de minimis amount of other noncurrent assets and liabilities at Rosewater as of March 31, 2026.
GenCo Minority Interest Transaction. In October 2025, a 19.9% equity interest in NiSource's wholly owned subsidiary, Generation Holdings II, the sole owner of GenCo, was issued to BIP Orion Holdco L.P. and BIP Orion Holdco II L.P., affiliates of Blackstone (collectively, “Blackstone Investor”), in exchange for $35.2 million in cash contributions to Generation Holdings II through the Generation Holdings II LLC Agreement. Generation Holdings II is considered a VIE as it passes the variability of its operating results through to its shareholders (Generation Holdings I and Blackstone Investor) and has insufficient equity to finance its activities without additional subordinated financial support. The sole purpose of the VIE is to own and operate GenCo which will acquire and build generation assets and provide capacity and electricity to support data center customers. Generation Holdings II and its wholly owned subsidiary, GenCo, is a consolidated VIE, as we have the power to direct the significant decision-making activities that most impact the ongoing operations and economic performance of the entity (i.e., we are the primary beneficiary) including business development and operating decisions. See Note 4 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025, for additional details on the Generation Holdings II LLC Agreement.
During the first quarter of 2026, we received $8.0 million of contributions and we made zero distributions to our Generation Holdings II minority interest holders based on their relative ownership percentages. There were no contributions received or distributions made during the first quarter of 2025.

Our Condensed Consolidated Balance Sheets (unaudited) included the following assets and liabilities associated with the GenCo VIE:

(in millions)	March 31, 2026	December 31, 2025
Net Property, Plant and Equipment	$244.8	$39.7
Current assets	82.5	62.5
Other assets	201.5	305.4
Total assets(1)	528.8	407.6
Current liabilities	123.6	40.8
Total liabilities(1)	$123.6	$40.8
(1)The assets of each VIE represent assets of a consolidated VIE that can be used only to settle obligations of the respective consolidated VIE. The creditors of the liabilities of the VIEs do not have recourse to the general credit of the primary beneficiary.

Voting Interest Entities. We retain a controlling financial interest in NIPSCO Holdings II and its subsidiaries and consolidate their financial results. See Note 4 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025, for additional details on the Amended NIPSCO Holdings II LLC Agreement. The following table provides information about the contributions from and distributions to our NIPSCO minority interest holders

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
included in our Condensed Statements of Consolidated Cash Flows (unaudited) and Condensed Statements of Consolidated Equity (unaudited).

	Three Months Ended March 31,
(in millions)	2026	2025
Contributions from NIPSCO minority interest holders	$25.5	$34.8
Distributions to NIPSCO minority interest holders	19.9	17.5

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
The following table presents the calculation of our basic and diluted EPS:

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Numerator:
Net Income Available to Common Shareholders	$510.7	$474.8
Less: Income allocated to participating securities	1.1	0.8
Net Income Available to Common Shareholders - Basic	509.6	474.0
Net Income Available to Common Shareholders - Diluted	$509.6	$474.0
Denominator:
Average common shares outstanding - Basic	479.0	470.4
Dilutive potential common shares:
Shares contingently issuable under employee stock plans	1.6	1.4
Shares restricted under employee stock plans	0.1	0.7
ATM forward sale agreements	0.2	—
Average Common Shares - Diluted	480.9	472.5
Earnings per common share:
Basic	$1.06	$1.01
Diluted	$1.06	$1.00

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
6.    Equity
ATM Program. In October 2025, we entered into eleven separate equity distribution agreements providing for the sale up to an aggregate of $1.5 billion of our common stock.

•In October 2025, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,390,057 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $41.84 per share. We may settle the forward sale agreement in shares, cash or net shares by October 2026. Had we settled all of the shares under the forward sale agreement at March 31, 2026, we would have received approximately $99.7 million, based on a net price of $41.72 per share.

•In February 2026, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,200,000 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $45.63 per share. We may settle the forward sale agreement in shares, cash or net shares by December 2026. Had we settled all of the shares under the forward sale agreement at March 31, 2026, we would have received approximately $99.9 million, based on a net price of $45.43 per share.

•As of March 31, 2026, the ATM program inclusive of the outstanding forward sale agreements had approximately $1.25 billion of equity capacity available. The ATM program expires in December 2028.

Preferred Stock. During the first quarter of 2026, following the issuance of final U.S. Treasury and Internal Revenue Service regulations clarifying the scope and application of the federal excise tax on stock repurchases made after December 31, 2022, we evaluated the applicability of the excise tax to our 2023 Series A Preferred Stock redemption premium. Based on this assessment, we determined that the excise tax previously recorded does not apply to these share repurchases. Accordingly, we reversed approximately $3.6 million of excise tax expense and recognized a receivable as of March 31, 2026, for the expected refund of the amounts previously remitted.

7.    Short-Term Borrowings
We generate short-term borrowings from our revolving credit facility, commercial paper program, and accounts receivable transfer programs. Each of these borrowing sources is described further below.
Revolving Credit Facility. We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, the issuance of letters of credit and general corporate purposes. Our revolving credit facility has a facility limit of $2.50 billion and is comprised of a syndicate of banks. We had no outstanding borrowings under this facility as of March 31, 2026 and December 31, 2025, respectively.
Commercial Paper Program. In March 2026, we increased our commercial paper program limit from $1.85 billion to $2.50 billion. We had $1,291.0 million and $736.0 million of commercial paper outstanding with weighted-average interest rates of 4.12% and 3.92% as of March 31, 2026 and December 31, 2025, respectively.
Accounts Receivable Transfer Programs. Columbia of Ohio, NIPSCO, and Columbia of Pennsylvania each maintain a receivables agreement whereby they transfer their customer accounts receivables to third-party financial institutions through consolidated special purpose entities. The three agreements expire between August 2026 and April 2027 and may be further extended if mutually agreed to by the parties thereto.
All receivables transferred to third parties are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables transferred is determined in part by required loss reserves under the agreements.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of March 31, 2026, the maximum amount of debt that could be borrowed related to our accounts receivable programs was $375.0 million.
We had no short-term borrowings related to the securitization transactions as of March 31, 2026 and December 31, 2025, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
For the three months ended March 31, 2026 and 2025, zero and $250.0 million, respectively, were recorded as cash flows from financing activities related to the change in short-term borrowings due to securitization transactions. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.
Items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited) as turnover is quick, the amounts are large, and their maturities are less than 90 days.
8.    Regulatory Matters

Regulatory Assets and Liabilities. We follow the accounting and reporting requirements of ASC Topic 980, which provides that regulated entities account for and report assets and liabilities consistent with the economic effect of regulatory rate-making procedures when the rates established are designed to recover the costs of providing the regulated service and it is probable that such rates will be charged to and collected from customers. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income or expense are deferred on the balance sheet and are recognized in the income statement as the related amounts are included in customer rates and recovered from or refunded to customers. We assess the probability of collection for all of our regulatory assets each period. The offset to the regulatory liability associated with our renewable investments included in regulated rates is recorded in "Depreciation and amortization" on the Condensed Statements of Consolidated Income (unaudited).
NIPSCO Electric rate case filing. Following the IURC order in June 2025, new rates were implemented in multiple steps beginning in July 2025 and the final step was implemented in March 2026.
Columbia of Pennsylvania rate case filing. Following the order in December 2025, rates became effective in January 2026. Two parties filed petitions for reconsideration on certain aspects of the final order; however, the Pennsylvania Public Utility Commission issued a final order in February 2026 denying reconsiderations and the timeline for appeal has passed.

NIPSCO Electric Special Contract and GenCo PPA filing. In November 2025, NIPSCO and GenCo filed an application with the IURC seeking approval of (i) a retail special contract for electric service between NIPSCO and ADS, (ii) a related power purchase agreement between NIPSCO and GenCo, and (iii) an alternative regulatory plan and associated accounting treatment. Testimony from the Indiana Office of the Utility Consumer Counselor ("OUCC") and intervenors was filed in January 2026. In February 2026, NIPSCO, GenCo, the OUCC, and the NIPSCO Industrial Group filed a Stipulation and Settlement Agreement ("Settlement") resolving all issues and accompanying testimony with the IURC. The Citizens Action Coalition is opposing the Settlement, and the LaPorte County Board of Commissioners is not opposing the Settlement. A settlement hearing occurred in April 2026. An order is anticipated in the second quarter of 2026.

In April 2026, NIPSCO submitted a compliance filing containing an amendment to the ADS Contract to accelerate the delivery of capacity to ADS. This compliance filing is expected to be acted upon at the same time as IURC's order noted above. NIPSCO and GenCo also filed an application with the IURC seeking approval of (i) a retail special contract for electric service between NIPSCO and a wholly owned subsidiary of Alphabet, (ii) a related power purchase agreement between NIPSCO and GenCo, and (iii) an alternative regulatory plan and associated accounting treatment. A procedural schedule has not been established, but an order is expected in the third quarter of 2026.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
202(c) Emergency Order for R.M. Schahfer coal facility. Before the planned retirement of the R.M. Schahfer coal facility at the end of December 2025, NIPSCO received the first of successive emergency orders under section 202(c) of the Federal Power Act, to continue operating in 90-day increments, currently through June 21, 2026. The orders stated that continued operation of R.M. Schahfer is required to meet an energy emergency across MISO’s North and Central regions. Consistent with the Federal Power Act and the U.S. Department of Energy regulations, the order authorizes NIPSCO to obtain cost recovery pursuant to 16 U.S.C. § 824a(c). As directed, NIPSCO continued to make R.M. Schahfer available in the MISO market. Following receipt of the initial emergency order, NIPSCO filed a complaint with FERC seeking a modification of the MISO tariff to establish a mechanism for recovery and allocation of the cost to comply with this order. In March 2026, FERC ordered MISO to make a compliance filing with tariff language for NIPSCO recovery and allocation of the cost to comply with this order within 30 days of FERC approving MISO’s tariff in Consumer’s FERC 202(c) complaint. NIPSCO filed a petition with the IURC to recover federally mandated costs related to the U.S. Department of Energy's 202(c) order in December of 2025, but the proceeding is being held in abeyance pending resolution of FERC/MISO level recovery of costs incurred while operating under the 202(c) order. While we do not believe IURC-level recovery under the FMCA Statute will be required, the petition was filed to preserve the right to seek such recovery if needed. Should such recovery become necessary, NIPSCO intends to file testimony and evidence outlining and justifying its request at a later date. As of March 31, 2026, $65.9 million has been deferred to non-current regulatory assets for incremental costs incurred to comply with the 202(c) Emergency Order and $54.4 million of non-current regulatory liabilities have been established for net MISO revenues and customer receipts in the first quarter of 2026. At present, NIPSCO is filing quarterly status reports with the IURC to keep them informed.

IURC Investigation. In November 2025, the IURC initiated an investigation into the accuracy of NIPSCO’s gas meters. This investigation followed NIPSCO's disclosure of a latent issue with a small percentage of the meter indexes in NIPSCO's gas meters, which was discovered during roll-out of new AMI communications modules for gas meters. NIPSCO filed testimony in March 2026 and a hearing is scheduled for July 2026.
9.    Risk Management Activities
We are exposed to certain risks relating to our ongoing business operations, namely commodity price risk and interest rate risk. We recognize that the prudent and selective use of derivatives may help to limit volatility in the price of natural gas and manage interest rate exposure.
Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

	March 31, 2026		December 31, 2025
(in millions)	Assets	Liabilities	Assets	Liabilities
Current(1)
Derivatives not designated as hedging instruments	$4.9	$2.9	$9.7	$2.1
Total	$4.9	$2.9	$9.7	$2.1
Noncurrent(2)
Derivatives not designated as hedging instruments	$11.9	$6.8	$9.1	$3.8
Total	$11.9	$6.8	$9.1	$3.8
(1)Current assets and liabilities are presented in "Other current assets" and "Other accruals", respectively, on the Condensed Consolidated Balance Sheets (unaudited).
(2)Noncurrent assets and liabilities are presented in "Deferred charges and other" and "Other noncurrent liabilities", respectively, on the Condensed Consolidated Balance Sheets (unaudited).
Our derivative instruments are subject to enforceable master netting arrangements or similar agreements. No collateral was either received or posted related to our outstanding derivative positions at March 31, 2026. If the above gross asset and liability positions were presented net of amounts owed or receivable from counterparties, we would report a net asset position of $7.1 million and $12.9 million as of March 31, 2026 and December 31, 2025, respectively.
Derivatives Not Designated as Hedging Instruments
Commodity price risk management. We, along with our utility customers, are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. We purchase natural gas for sale and delivery to our retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
rates. Some of our utility subsidiaries offer programs whereby variability in the market price of gas is assumed by the respective utility. The objective of our commodity price risk programs is to mitigate the gas cost variability, for us or on behalf of our customers, associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of futures, options, forwards or other derivative contracts. As of March 31, 2026 and December 31, 2025, we had 82.2 MMDth and 83.7 MMDth, respectively, of net energy derivative volumes outstanding related to our natural gas hedges.
NIPSCO has received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments and is limited to 20% of NIPSCO's average annual GCA purchase volume. As of March 31, 2026, the remaining terms of these instruments range from one to six years. Likewise, Columbia of Pennsylvania has received approval for a 24-month rolling hedge program that will continue in perpetuity. The program is designed to financially hedge approximately 20% of the customers' annual demand. Under both programs, all gains and losses on these derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through the relevant cost recovery mechanism.
The following table summarizes the gains and losses associated with the commodity price risk programs deferred as regulatory assets and liabilities:

(in millions)	March 31, 2026	December 31, 2025
Regulatory Assets
Losses on commodity price risk programs	$12.7	$10.1
Regulatory Liabilities
Gains on commodity price risk programs	$17.3	$19.2
Our derivative instruments measured at fair value as of March 31, 2026 and December 31, 2025 do not contain any credit-risk-related contingent features.
Derivatives Designated as Hedging Instruments

Interest rate risk management. As of March 31, 2026 and December 31, 2025, we had no active interest rate swap positions. We have recorded the overall net loss related to previously settled interest rate swaps in AOCI. The gain or loss associated with each previously settled interest rate swap is amortized in interest expense over the term of each corresponding debt issuance. These amounts were immaterial for the three months ended March 31, 2026 and 2025 and are recorded in "Interest expense, net" on the Condensed Statements of Consolidated Income (unaudited). Amounts expected to be reclassified to earnings during the next twelve months are immaterial. See Note 14, "Accumulated Other Comprehensive Loss," for additional information.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
10.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.

Recurring Fair Value Measurements March 31, 2026 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2026
Assets
Risk management assets	$—	$16.8	$—	$16.8
Available-for-sale debt securities	—	156.7	—	156.7
Equity securities(1)(2)	8.7	—	—	8.7
Total	$8.7	$173.5	$—	$182.2
Liabilities
Risk management liabilities	$—	$9.7	$—	$9.7
Total	$—	$9.7	$—	$9.7
(1)Equity securities are in a high dividend equity fund and are valued using market prices in active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Equity securities are presented in "Other Investments" on the Condensed Consolidated Balance Sheets (unaudited).
(2)As of March 31, 2026, the investment cost of equity securities measured at fair value was $7.9 million, gross unrealized gains were $0.9 million, and the fair value was $8.7 million.

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
(1)Equity securities are in a high dividend equity fund and are valued using market prices in active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Equity securities are presented in "Other Investments" on the Condensed Consolidated Balance Sheets (unaudited).
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
Risk Management Assets and Liabilities. Risk management assets and liabilities include exchange-traded NYMEX futures and NYMEX options and non-exchange-based forward purchase contracts. NIPSCO and Columbia of Pennsylvania have entered into long-term forward natural gas purchase instruments to lock in a fixed price for natural gas customers. We value these contracts using a pricing model that incorporates market-based information when available, as these instruments trade less frequently and are classified within Level 2 of the fair value hierarchy. For additional information, see Note 9, "Risk Management Activities."
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

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at March 31, 2026 and December 31, 2025 were:

March 31, 2026 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$7.6	$—	$—	$7.6
Corporate/Other debt securities	150.2	1.5	(2.6)	149.1
Total	$157.8	$1.5	$(2.6)	$156.7

December 31, 2025 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$9.5	$—	$—	$9.5
Corporate/Other debt securities	136.3	2.4	(2.1)	136.6
Total	$145.8	$2.4	$(2.1)	$146.1
(1)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $4.6 million and $71.3 million, respectively, at March 31, 2026.
(2)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $3.5 million and $40.2 million, respectively, at December 31, 2025.
The cost of maturities sold is based upon specific identification. Net realized gains and losses on available-for-sale securities were de minimis for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, approximately $10.6 million and $3.1 million of Corporate/Other debt securities and U.S. Treasury debt securities, respectively, had maturities of less than a year.
Equity Investments. Investments measured at net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. These investments represent holdings in a single private investment fund that are redeemable at the election of the holder. As of March 31, 2026 and December 31, 2025, the Company holds $18.2 million and $17.9 million of equity investments measured at net asset value, respectively.
Non-recurring Fair Value Measurements
We measure the fair value of certain assets, including goodwill, on a non-recurring basis, typically when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of March 31, 2026, no non-recurring fair value adjustments have been made.
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. As of March 31, 2026, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.
The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of March 31, 2026	Estimated Fair Value as of March 31, 2026	Carrying Amount as of Dec. 31, 2025	Estimated Fair Value as of Dec. 31, 2025
Long-term debt (including current portion)	$15,475.7	$14,785.1	$15,477.5	$14,975.3

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11.    Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2026 and 2025 applied to year-to-date pretax income, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2026 and 2025 were 13.4% and 16.7%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to net income attributable to noncontrolling interest, amortization of excess deferred income taxes, federal tax credits net of deferred regulatory liabilities, state income taxes, and other permanent book-to-tax differences.

The decrease in the three month effective tax rate of 3.3% in 2026 compared to 2025 is primarily driven by increases in pass back of federal investment and production tax credits, amortization of excess deferred income taxes, and other permanent book-to-tax differences.

As of March 31, 2026, there have been no material changes to our unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 15 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of these unrecognized tax benefits.

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
For the three months ended March 31, 2026 and 2025, we contributed $1.5 million and $0.5 million, respectively, to our pension plans and $1.1 million and $4.9 million, respectively, to our OPEB plans.
The following table provides the components of the plans' actuarially determined net periodic benefit cost for the three months ended March 31, 2026 and 2025:

	Pension Benefits		OPEB
Three Months Ended March 31, (in millions)	2026	2025	2026	2025
Components of Net Periodic Benefit Cost(1)
Service cost	$5.3	$4.9	$0.8	$1.0
Interest cost	14.1	16.0	4.6	5.6
Expected return on assets	(22.5)	(23.1)	(4.1)	(4.2)
Amortization of prior service credit	—	—	(1.1)	(0.4)
Recognized actuarial loss	5.9	6.4	0.1	0.4
Total Net Periodic Benefit Cost	$2.8	$4.2	$0.3	$2.4
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
13.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. As of March 31, 2026 and December 31, 2025, we had issued letters of credit of $119.0 million for the benefit of third parties.
We provide guarantees related to our future performance under BTAs for our renewable generation projects. At March 31, 2026 and December 31, 2025, our guarantees for multiple BTAs totaled $27.2 million. See Note 19 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025 for more information.
We provide guarantees related to some of our rail and pipeline service agreements. As of March 31, 2026 and December 31, 2025, if we do not meet our contractual obligations under the terms of these agreements we would be required to pay up to a maximum of $52.0 million.
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
As of March 31, 2026 and December 31, 2025, we had recorded a liability of $81.4 million and $82.6 million, respectively, to cover environmental remediation at various sites. This liability is included in "Other accruals" and "Other noncurrent liabilities and deferred credits" in the Condensed Consolidated Balance Sheets (unaudited). We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.

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
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We perform an annual update of the model in the second quarter each year. Our total estimated liability related to the facilities subject to remediation was $74.3 million and $75.5 million at March 31, 2026 and December 31, 2025, respectively. The liability represents our best estimate of the probable cost to remediate the MGP sites. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
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

In May 2024, the EPA finalized changes to the current CCR regulations ("Legacy CCR Rule"), which address inactive surface impoundments at inactive facilities, referred to as legacy impoundments, and CCR management units ("CCRMUs") at inactive and active facilities. The rule largely requires these newly regulated units to conform to existing requirements, such as groundwater monitoring, closure requirements, and post-closure care. NIPSCO continues to assess whether existing legal obligations associated with the retirement of certain facilities must be revised and to estimate probable additional required asset retirement costs. NIPSCO expects to receive recovery of any such costs through existing and future depreciation rates.

D. Other Matters.
EPC Agreements. GenCo has entered into certain EPC contracts to construct generation capacity assets to support our data center strategy, requiring payments at specified periods. The assets contemplated by these contracts are subject to IURC approval. We may terminate for convenience the EPC Contracts and pay certain incurred project costs and termination fees if, for example, the ADS Contract is terminated or IURC approval of the underlying assets is not obtained.
Pool Resource Asset Agreements. During the first quarter of 2026, GenCo executed two fixed price ESA contracts to support the contracted customer demand, which are contingent on regulatory approval (such approval being the responsibility of the respective developers). GenCo has committed approximately $658.7 million under these ESAs over 15 years; however, GenCo has exercised an option and intends to convert one of these ESAs, which relates to a battery storage project (the “Tipton BESS Project”) with 167 MW nameplate capacity and expected to be completed in 2028, to a BTA (the “Tipton BTA”).
GenCo also entered into a battery e-storage supply agreement of which approximately $122.7 million is considered a noncancelable commitment as of March 31, 2026. We have provided a guarantee related to this agreement that would require us to pay up to a maximum of $350.6 million.
In addition, during the first quarter of 2026, NIPSCO entered into market capacity purchase agreements to secure additional capacity for the period 2028 through 2030 for approximately $174.6 million to support the contracted demand load of its data center customers. Subsequent to March 31, 2026, GenCo entered into a capacity agreement for the period from 2028 through 2040 for approximately $1.1 billion, also to support the contracted demand load of its data center customers. This agreement is subject to regulatory approval.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
14.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss, net of tax:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of December 31, 2025	$0.1	$(13.6)	$7.3	$(6.2)
Other comprehensive income before reclassifications	(1.2)	0.1	(1.9)	(3.0)
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	0.2	—
Net current-period other comprehensive income (loss)	(1.2)	(0.1)	(1.7)	(3.0)
Balance as of March 31, 2026	$(1.1)	$(13.7)	$5.6	$(9.2)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of December 31, 2024	$(4.0)	$(13.2)	$(13.2)	$(30.4)
Other comprehensive income before reclassifications	0.8	—	0.3	1.1
Amounts reclassified from accumulated other comprehensive loss	—	(0.1)	0.2	0.1
Net current-period other comprehensive income (loss)	0.8	(0.1)	0.5	1.2
Balance as of March 31, 2025	$(3.2)	$(13.3)	$(12.7)	$(29.2)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

15.    Business Segment Information
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three Months Ended March 31, 2026
(in millions)	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External Revenue	$1,323.2	$1,038.5	$2,361.7
Intersegment Revenue	3.4	0.3	3.7
Total Operating Revenue	$1,326.6	$1,038.8	$2,365.4

Cost of energy	383.9	285.3	669.2
O&M	278.4	221.4	499.8
Depreciation	120.9	162.7	283.6
Total other taxes	71.1	20.9	92.0
Operating Income	$472.3	$348.5	$820.8

Three Months Ended March 31, 2025
(in millions)	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External Revenue	$1,240.6	$941.4	$2,182.0
Intersegment Revenue	3.2	0.3	3.5
Total Operating Revenue	1,243.8	941.7	2,185.5

Cost of energy	379.8	267.7	647.5
O&M	243.0	202.0	445.0
Depreciation	108.2	141.3	249.5
Total other taxes	67.0	18.5	85.5
Other segment items(1)	—	0.3	0.3
Operating Income	$445.8	$311.9	$757.7
(1)Other segment items consists of Loss on Sale or Impairment of Assets and other segment income or expenses deemed insignificant which are used to reach our measurement of segment profit or loss, Operating Income.

The following table provides information about the assets of our reportable segments included in the Condensed Consolidated Balance Sheets (unaudited):

(in millions)	March 31, 2026	December 31, 2025
Assets
Columbia Operations	$16,184.4	$15,903.7
NIPSCO Operations	18,541.4	18,126.7
Corporate and Other	1,875.2	1,828.3
Consolidated Assets	$36,601.0	$35,858.7

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
To reconcile the segment tables above to consolidated NiSource:

Three Months Ended March 31, 2026
(in millions)	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$2,365.4	$147.3	$(149.6)	$2,363.1
Operating Income (Loss)	820.8	(1.6)	—	819.2

Three Months Ended March 31, 2025
(in millions)	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$2,185.5	$145.4	$(147.7)	$2,183.2
Operating Income	757.7	1.7	—	759.4
16.     Other, Net
The following table displays the components of Other, Net included on the Condensed Statements of Consolidated Income (unaudited):

	Three Months Ended March 31,
(in millions)	2026	2025
Interest income	$4.7	$2.0
AFUDC equity	9.8	9.2
Pension and other postretirement non-service benefit (cost)	2.2	(3.8)
Miscellaneous	(2.3)	(1.6)
Total Other, net	$14.4	$5.8

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

17.     Supplemental Disclosures of Cash Flow Information
The following table displays the components of Working Capital on the Condensed Statements of Consolidated Cash Flows (unaudited):

	Three Months Ended March 31,
(in millions)	2026	2025
Accounts receivable	$(51.1)	$(141.5)
Income tax receivable	7.9	—
Gas storage and other inventories	146.1	127.7
Accounts payable	(174.0)	(59.3)
Customer deposits and credits	(135.3)	(125.6)
Taxes accrued	12.5	34.2
Interest accrued	12.5	(14.8)
Exchange gas receivable/payable	(246.8)	40.9
Other accruals	16.9	28.6
Prepayments and other current assets	(64.4)	(20.0)
Accrued compensation and employee benefits	(55.8)	(75.5)
Total change in working capital	$(531.5)	$(205.3)

	Three Months Ended March 31,
(in millions)	2026	2025
Non-cash transactions:
Capital expenditures included in current liabilities	$484.6	$394.2
Advance deposits transferred to capital expenditures	108.5	—
Dividends declared but not paid	147.4	134.4

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

Management's Discussion is designed to provide an understanding of our operations and financial performance and should be read in conjunction with our Condensed Consolidated Financial Statements (unaudited) included in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

We are an energy holding company under the Public Utility Holding Company Act of 2005 whose primary subsidiaries are fully regulated natural gas and electric utility companies serving customers in six states. We generate substantially all of our operating income through these rate-regulated businesses, which are summarized for financial reporting purposes into two primary reportable segments: Columbia Operations and NIPSCO Operations. Refer to ''Note 15, "Business Segment Information," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for further discussion of our business segments.

Our vision is to be a premier, innovative and trusted energy partner. We exist to deliver safe, reliable and competitive energy that drives value to our customers. In order to achieve this goal, we seek to develop strategies that benefit all stakeholders as we (i) support long-term infrastructure investment and safety programs to better serve our customers, (ii) align our tariff structures and regulatory programs with our cost structure, and (iii) create value and enable growth in an evolving energy ecosystem. These strategies focus on improving safety and reliability, enhancing customer experience, pursuing regulatory and legislative initiatives to increase accessibility for customers currently not on our gas and electric service, ensuring customer value and reducing emissions while generating sustainable returns. The safety of our customers, communities and employees remains our focus. Serving as a guiding practice for our SMS, NiSource is certified in conformance to the American Petroleum Institute Recommended Practice 1173, which is the foundation to our journey towards operational excellence.

Data Center Contracts and Strategy: NIPSCO recently entered into a data center contract with a new customer and entered into amendments to its ADS Contract. Set forth below is a discussion of recent developments relating to our data center contracts and strategy. This discussion is supplemental to, and should be read in conjunction with, our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, in particular Part I, Item 1A, "Risk Factors—Data Center Operations and Strategy Risk" and Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—ADS Contract and Data Center Strategy."
Alphabet Contract

In March 2026, NIPSCO entered into an agreement with a wholly owned subsidiary of Alphabet, under which NIPSCO will provide electricity to the subsidiary’s data center(the “Alphabet Contract”). Under the Alphabet Contract, which is pending IURC approval, NIPSCO will provide service to Alphabet’s subsidiary pursuant to a capacity commitment beginning in summer 2026 and increasing to 300 MW commencing in 2030. The initial term of the Alphabet Contract is 15 years. Prior to receipt of applicable regulatory approvals from the IURC and FERC, NIPSCO will bill the customer for electric service under its base tariff. Following receipt of regulatory approvals, the customer will pay monthly capacity charges that are based on negotiated rates and actual consumption (subject to certain minimums), together with certain pass-through charges and an existing system charge which will be used to pass savings back to existing customers. The amounts we are entitled to receive from the customer are subject to adjustments including but not limited to resulting from tariff events or MISO accreditation changes. The customer's parent will provide credit support for the customer's payment obligations. Either party may terminate the Alphabet Contract upon certain defaults or failure to obtain necessary related approvals from the IURC and FERC. The Alphabet Contract contains other termination provisions which may be exercised following certain notice periods. If the customer terminates the Alphabet Contract, it is required to make certain termination payments that we believe will be sufficient to reimburse us for our investment costs and NIPSCO has certain obligations to mitigate.

The customer's electricity supply under the Alphabet Contract will be provided through a portfolio of electric generation assets and related assets owned or contracted for by NIPSCO and/or its affiliates (primarily including GenCo) and designed to serve the needs of the customer under the Alphabet Contract and other data center customers (the "Pool Resource Assets"). See “Data Center Strategy & Pool Resource Assets” below for additional information on the Pool Resource Assets. NIPSCO has entered into a PPA with GenCo in connection with the Alphabet Contract, which is pending IURC approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Amendments to ADS Contract

In March 2026, NIPSCO entered into an amendment to its ADS Contract to accelerate the delivery of capacity to ADS, resulting in increased committed capacity in the years 2027 through 2031. The amendment does not increase NIPSCO’s 2,400 MW maximum capacity commitment to ADS under the original ADS Contract but increases the amounts of power to be delivered before the maximum commitment is reached. The amendment is pending IURC approval. Pursuant to the amendment, ADS will regularly pay NIPSCO a fixed capacity charge (not subject to adjustment) from 2027 through 2031, regardless of any termination of the ADS Contract or reduction of capacity. The payment structure under this amendment is distinct from and does not alter the payment structure or the payments NIPSCO will receive under the original ADS Contract. Demand under this amendment is expected to be served through Pool Resource Assets (rather than Contract Assets under the ADS Contract).

In addition, in March and May of 2026, NIPSCO entered into amendments to the ADS Contract, subject to IURC and FERC approval, to increase the committed capacity that NIPSCO will provide beginning in 2029 and increasing to a total capacity commitment of 2,800 MW by the end of 2032 and through the end of the initial term of the ADS Contract. ADS will pay NIPSCO both a fixed capacity charge and an existing system charge designed to pass savings back to existing customers, for the increased capacity. Demand under these amendments is expected to be served through Pool Resource Assets (rather than Contract Assets under the ADS Contract).

Construction Update

GenCo continues to advance development of its new combined‑cycle natural gas‑fired generation facility to support the ADS Contract. During the period, the EPC contractor progressed engineering, procurement, and planning activities in support of construction mobilization currently anticipated in mid‑2026. The equipment supply contract for the CCGT units is progressing in accordance with planned delivery schedules.

GenCo is also advancing the development of a combined 400 MW and 100MW BESS installation. The battery equipment supply contract was awarded in February 2026, and the EPC contractor continues engineering, procurement, and planning activities to support the anticipated start of on-site construction in mid‑2026.

Data Center Strategy & Pool Resource Assets

We continue to experience strong demand from potential data center customers in our northern Indiana service territory and are engaged in negotiations with potential additional counterparties. Agreements we enter into with additional counterparties will be served by means of customized, dedicated generation assets, Pool Resource Assets, or a combination.

With respect to customers to be served by Pool Resource Assets, NIPSCO will retain discretion to select and dispatch Pool Resource Assets to meet committed customer demand in a way that maintains reliability and efficiency without direct involvement or approval from specific customers. We believe this model will enable us to allocate generation resources more efficiently and provide us with greater flexibility to serve a broader range of potential customers.

We evaluate potential transactions with Pool Resource Asset customers in the context of existing demand and resources within the pool in order to promote a sustainable alignment between committed customer demand within the pool and capacity available from Pool Resource Assets. We will add capacity resources to the Pool Resource Assets to maintain resource adequacy requirements and promote efficient resource utilization based on contracts with customers (subject to IURC approval). We anticipate that the total accredited capacity from the pool will be large enough to support the total load requirements of our data center customers taking into consideration MISO requirements. Pool Resource Assets may include generation assets that we develop or contract for (for example, via a BTA), as well as capacity agreements, ESAs, market capacity purchases or other similar agreements. In order to provide initial Pool Resource Assets to serve contracted demand, GenCo plans to construct new battery storage with 100MW nameplate capacity, which is expected to be completed in 2028, and has entered into a number of ESA contracts (including with respect to the Tipton BESS Project, which we intend to convert into a BTA) and other capacity purchase agreements. For more information on these agreements, see Note 13, "Other Commitments and Contingencies - D. Other Matters" – Pool Resource Asset Agreements.” We expect that the capacity provided by these initial Pool Resource Assets will suffice to meet substantially all contracted demand from the second half of 2028 through the expiration of the initial terms of our existing data center contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Our ability to recover our investments and earn a return under our contracts with customers served by Pool Resource Assets will be driven by, among other factors, the terms of our contracts with these customers (including the charges we receive from customers and any potential adjustments to such charges), our ability to construct or procure sufficient Pool Resource Assets in a timely and cost-effective manner, and the performance by us and our customers under the contracts, rather than a traditional rate-making process.

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

In order to perform under any further data center contracts, we expect that we would need to develop additional generation and transmission assets, which may be significant, and obtain additional financing in connection with such development. For these and other reasons, our ability to successfully execute our data center strategy is subject to a number of risks and uncertainties. Refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Energy Transition: We continue to advance our energy transition strategy, primarily through the continuation and enhancement of existing programs, such as implementing our plan to retire and replace remaining coal-fired electric generation by 2028 with a balanced mix of low- or zero-emission electric generation, ongoing pipe replacement and modernization programs, and deployment of advanced leak detection and repair. We continue to make progress on our electric generation transition, initiated through our 2018 Plan, and we are continually adjusting to the dynamic energy landscape. Before the planned retirement of the R.M. Schahfer coal facility at the end of December 2025, NIPSCO received the first of successive emergency orders under section 202(c) of the Federal Power Act, to continue operating in 90-day increments, currently through June 21, 2026. The orders stated that continued operation of R.M. Schahfer is required to meet an energy emergency across MISO’s North and Central regions. Consistent with the Federal Power Act and the U.S. Department of Energy regulations, the order authorizes NIPSCO to obtain cost recovery pursuant to 16 U.S.C. § 824a(c). For additional information, see Note 8, "Regulatory Matters," and see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

NIPSCO's 2021 Plan calls for a new natural gas peaking facility to replace existing vintage gas peaking facilities at the R.M. Schahfer Generating Station to support system reliability and resiliency, and upgrades to the electric transmission system. Following approval by the IURC in October 2024, the construction of a new 400 MW natural gas peaking generation facility is underway, which is expected to support the planned retirement of the existing vintage gas peaking facilities by the end of 2028. The 2021 Plan affirms the retirement of the Michigan City Generating Station by 2028 and calls for new natural gas peaking facilities. Final retirement dates for these units will be subject to MISO approval.

NIPSCO's 2024 Plan was submitted to the IURC on December 9, 2024. The 2024 Plan maintains the retirement decisions and capacity additions identified in the 2018 and 2021 Integrated Resource Plans and calls for additional generation resources through 2029 to support capacity requirements. The 2024 Plan informs future generation investments required to ensure reliability for NIPSCO’s customers and incorporates factors such as anticipated load growth from data centers and other economic development opportunities, EPA emissions rules, and evolving MISO resource accreditation rules. Given that the 90-day 202(c) order could continue to be issued every 90 days to keep R.M. Schahfer open for the foreseeable future, and given that MISO's resource accreditations for renewables and storage remain uncertain, it may be necessary to evaluate changes to our previously communicated resource timelines and alternative resource decisions. We plan to move as efficiently as possible while maintaining the integrity of our commercial, planning, regulatory, procurement and operational execution processes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Transformation: We are modernizing and unlocking efficiencies within our systems and processes on operational excellence, safety, operation and maintenance management. These efforts include investments in proven technologies backed with standardized processes that are changing the way we plan, schedule, and execute work in the field and how we engage and provide service to our customers. We continue to focus on our customer technology platforms. In addition to transforming technology to enhance our employee and customer experiences, we believe these programs will modernize systems and further reduce our enterprise risk related to end-of-life systems. During the first quarter, we also initiated a multi-year program, Value Captured, aimed at accelerating certain transformation activities in response to growing customer affordability concerns. This program is focused on operational efficiencies, evaluating target operating models and improving long-term scalability.

NIPSCO Union Contract Negotiations: On April 2, 2026, NIPSCO initiated a lockout of employees represented by the United Steelworkers following months of extensive negotiations to produce successor collective bargaining agreements by the contract expiration date of March 31, 2026. Agreements were reached and subsequently ratified by the physical and clerical bargaining units on April 24, 2026, and May 1, 2026, respectively, ending the lockout. During the lockout period, we incurred incremental costs to support our work continuity plans.

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
Summary of Consolidated Financial Results
A summary of our consolidated financial results for the three months ended March 31, 2026 and 2025 are presented below:

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025	Favorable (Unfavorable)
Operating Revenues	$2,363.1	$2,183.2	$179.9
Operating Expenses
Cost of energy	669.2	647.5	(21.7)
Other Operating Expenses	874.7	776.3	(98.4)
Total Operating Expenses	1,543.9	1,423.8	(120.1)
Operating Income	819.2	759.4	59.8
Total Other Deductions, Net	(177.2)	(127.0)	(50.2)
Income Taxes	85.8	105.7	19.9
Net Income	556.2	526.7	29.5
Net income attributable to noncontrolling interest	49.1	51.9	2.8
Net Income Attributable to NiSource	507.1	474.8	32.3
Preferred dividends redemption premium	3.6	—	3.6
Net Income Available to Common Shareholders	510.7	474.8	35.9
Earnings Per Share
Basic Earnings Per Share	$1.06	$1.01	$0.05
Diluted Earnings Per Share	$1.06	$1.00	$0.06
The majority of the costs of energy in both segments are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.
The increase in net income available to common shareholders for the three months ended March 31, 2026 was primarily due to higher revenues associated with our capital investments, partially offset by higher operating expenses, including increased operation and maintenance expense and depreciation expense attributed to our net plant balances, as well as increased interest expense.
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
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS

Presentation of Segment Information
Columbia Operations aggregates the results of the fully regulated and wholly owned subsidiaries of NiSource Gas Distribution Group, Inc. Each Columbia distribution company is an operating segment which we aggregate to form the Columbia Operations reportable segment. NIPSCO Operations aggregates the results of NIPSCO Holdings I and its majority-owned subsidiaries, including NIPSCO, which has both fully regulated gas and electric operations in northern Indiana. The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as a reportable segment, are presented as "Corporate and Other" within the Notes to the Condensed Consolidated Financial Statements (unaudited) and primarily are comprised of interest expense on holding company debt, unallocated corporate costs and activities and new business development costs associated with GenCo.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations
Financial and operational data for the Columbia Operations segment for the three months ended March 31, 2026 and 2025 are presented below.

	Three Months Ended March 31,
(in millions)	2026	2025	Favorable (Unfavorable)
Operating Revenues	$1,326.6	$1,243.8	$82.8
Operating Expenses
Cost of energy	383.9	379.8	(4.1)
Operation and maintenance	278.4	243.0	(35.4)
Depreciation and amortization	120.9	108.2	(12.7)
Other taxes	71.1	67.0	(4.1)
Total Operating Expenses	854.3	798.0	(56.3)
Operating Income	$472.3	$445.8	$26.5
Revenues
Residential	$907.5	$858.0	$49.5
Commercial	333.2	308.1	25.1
Industrial	58.0	48.2	9.8
Off-System	16.8	22.3	(5.5)
Wholesale and Other	11.1	7.2	3.9
Total	$1,326.6	$1,243.8	$82.8
Sales and Transportation (MMDth)
Residential	88.5	90.8	(2.3)
Commercial	60.8	61.9	(1.1)
Industrial	77.0	72.1	4.9
Off-System	4.4	5.9	(1.5)
Wholesale and Other	0.2	0.2	—
Total	230.9	230.9	—
Heating Degree Days(1)	2,656	2,670	(14)
Normal Heating Degree Days(1)	2,636	2,666	(30)
% Colder than Normal	1%	—%
% Warmer than prior year	(1)%
Columbia Operations Customers
Residential	2,244,188	2,233,968	10,220
Commercial	190,714	189,918	796
Industrial	1,981	1,988	(7)
Other	6	5	1
Total	2,436,889	2,425,879	11,010
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations
The underlying reasons for changes in our operating revenues for the three months ended March 31, 2026 compared to the same period in 2025 are presented below.

Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended March 31, 2026 vs 2025
Rates from base rate proceedings and regulatory capital programs	$56.6
The effects of customer growth	1.2
The effects of weather in 2026 compared to 2025, net of weather and revenue normalization mechanisms	(14.2)
Other	4.5
Change in operating revenues (before cost of energy and other tracked items)	$48.1
Operating revenues offset in operating expense
Higher tracker deferrals within operation and maintenance, depreciation, and tax	30.6
Higher cost of energy billed to customers	4.1
Total change in operating revenues	$82.8
Weather
In general, we calculate the weather-related revenue variance based on changing customer demand driven by weather variance from normal heating degree days, net of weather and revenue normalization mechanisms. Normal weather is aligned with the definitions used in base rates for each jurisdiction, which typically reflect a 20-year average for all operating companies, other than Columbia of Virginia, which uses a 30-year average. In certain circumstances, normal weather as defined in base rates may differ from the assumptions used in normalization mechanisms. Our composite heating degree days reported do not directly correlate to the weather-related dollar impact on the results of Columbia Operations. Heating degree days experienced during different times of the year or in different operating locations may have more or less impact on volume and dollars depending on when and where they occur. When the detailed results are combined for reporting, there may be weather-related dollar impacts on operations when there is not an apparent or significant change in our aggregated composite heating degree day comparison.
Sales
The change in volumes for the three months ended March 31, 2026 compared to 2025 was a result of decreased usage from residential customers offset by increases in residential and commercial customer count.
Commodity Price Impact
Cost of energy for the Columbia Operations segment is principally comprised of the cost of natural gas procured and transported on behalf of and sold to customers while providing distribution services, as well as the transportation and storage costs of acquiring natural gas. All of our Columbia Operations companies have state-approved recovery mechanisms that provide a means for full recovery of prudently incurred gas costs. These are tracked costs that are passed through directly to the customer, and the gas costs included in revenues are matched with the gas cost expense recorded in the period. Any difference in actual costs incurred and amounts billed to customers is recorded on the Condensed Consolidated Balance Sheets (unaudited) as under-recovered or over-recovered gas cost to be included in future customer billings. Therefore, increases in these tracked operating expenses are offset by increases in operating revenues and have essentially no impact on net income. Certain Columbia Operations companies continue to offer choice opportunities, where customers can choose to purchase gas from a third-party supplier through regulatory initiatives in their respective jurisdictions.
The underlying reasons for changes in our operating expenses for the three months ended March 31, 2026 compared to the same period in 2025 are presented below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations

Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended March 31, 2026 vs 2025
Higher depreciation and amortization expense	$(12.7)
Higher outside services expenses	(4.9)
Higher property tax	(2.3)
Other	(1.7)
Change in operating expenses (before cost of energy and other tracked items)	$(21.6)
Operating expenses offset in operating revenue
Higher tracker deferrals within operation and maintenance, depreciation, and tax	(30.6)
Higher cost of energy billed to customers	(4.1)
Total change in operating expense	$(56.3)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations
Financial and operational data for the NIPSCO Operations segment, which services both gas and electric customers, for the three months ended March 31, 2026 and 2025 are presented below.

	Three Months Ended March 31,
(in millions)	2026	2025	Favorable (Unfavorable)
NIPSCO Operations
Operating Revenues	$1,038.8	$941.7	$97.1
Operating Expenses
Cost of energy	285.3	267.7	(17.6)
Operation and maintenance	221.4	202.0	(19.4)
Depreciation and amortization	162.7	141.3	(21.4)
Loss on impairment of assets	—	0.3	0.3
Other taxes	20.9	18.5	(2.4)
Total Operating Expenses	690.3	629.8	(60.5)
Operating Income	$348.5	$311.9	$36.6

	Three Months Ended March 31,
(in millions)	2026	2025	Favorable (Unfavorable)
NIPSCO Electric
Revenues
Residential	$178.4	$167.9	$10.5
Commercial	173.6	160.1	13.5
Industrial	156.9	142.8	14.1
Wholesale and Other	43.2	30.4	12.8
Total	$552.1	$501.2	$50.9
Sales (GWh)
Residential	786.4	810.4	(24.0)
Commercial	898.9	884.8	14.1
Industrial	2,151.4	2,136.0	15.4
Wholesale and Other	155.0	180.5	(25.5)
Total	3,991.7	4,011.7	(20.0)
NIPSCO Electric Customers
Residential	434,519	431,351	3,168
Commercial	59,843	59,286	557
Industrial	2,107	2,112	(5)
Wholesale and Other	702	707	(5)
Total	497,171	493,456	3,715

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations

	Three Months Ended March 31,
(in millions)	2026	2025	Favorable (Unfavorable)
NIPSCO Gas
Revenues
Residential	$330.0	$298.7	$31.3
Commercial	118.7	105.1	13.6
Industrial	34.1	31.4	2.7
Other	3.9	5.3	(1.4)
Total	$486.7	$440.5	$46.2
Sales and Transportation Volumes (MMDth)
Residential	31.5	32.7	(1.2)
Commercial	19.5	20.3	(0.8)
Industrial	71.2	73.8	(2.6)
Total	122.2	126.8	(4.6)
Heating Degree Days	2,917	3,015	(98)
Normal Heating Degree Days	3,049	3,079	(30)
% Warmer than Normal	(4)%	(2)%
% Warmer than prior year	(3)%
NIPSCO Gas Customers
Residential	809,503	803,206	6,297
Commercial	67,011	66,699	312
Industrial	2,665	2,721	(56)
Total	879,179	872,626	6,553
Comparability of operation and maintenance expenses and depreciation and amortization may be impacted by regulatory and depreciation trackers that allow for the recovery in rates of certain costs.
The underlying reasons for changes in our operating revenues for the three months ended March 31, 2026 compared to the same period in 2025 are presented below.

Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended March 31, 2026 vs 2025
Rates from base rate proceedings, regulatory capital and DSM programs	$83.7
The effects of customer growth	4.0
The effects of weather in 2026 compared to 2025, net of NIPSCO Gas' weather normalization mechanism	(7.9)
The effects of customer usage	(6.3)
Other	1.9
Change in operating revenues (before cost of energy and other tracked items)	$75.4
Operating revenues offset in operating expense
Higher cost of energy billed to customers	17.6
Higher tracker deferrals within operation and maintenance, depreciation and tax	4.1
Total change in operating revenues	$97.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations
Weather
The results of operations for the NIPSCO Operations segment include income from both electric and gas services. In general, we calculate the weather-related revenue variance based on changing customer demand driven by weather variance from normal cooling degree days and normal heating degree days, net of NIPSCO Gas' weather normalization mechanism. Our composite cooling and heating degree days reported do not directly correlate to the weather-related dollar impact on the results of NIPSCO Operations. Cooling and heating degree days experienced during different times of the year or in different operating locations may have more or less impact on volume and dollars depending on when they occur. When the detailed results are combined for reporting, there may be weather-related dollar impacts on operations when there is not an apparent or significant change in our aggregated composite cooling and heating degree day comparison.
Sales
The decrease in total volumes sold to electric customers for the three months ended March 31, 2026 compared to the same period in 2025 was primarily attributable to decreased residential and wholesale usage, partially offset by increased industrial and commercial usage, as well as increased residential and commercial customer count.
The decrease in total volumes sold to gas customers for the three months ended March 31, 2026 compared to the same period in 2025 was primarily attributable to decreased usage by residential customers due to warmer weather, as well as decreased usage from industrial and commercial customers, partially offset by increases in residential and commercial customer count.
Commodity Price Impact
Cost of energy for the NIPSCO Operations segment's electric activities is principally comprised of the cost of coal, natural gas purchased for internal generation of electricity, transportation of coal and natural gas, and the cost of power purchased from generators of electricity for its generation and transmission activities. For its gas distribution activities, NIPSCO Operations' cost of energy is principally comprised of the cost of natural gas procured and transported on behalf of and sold to customers while providing distribution services, as well as the transportation and storage costs of acquiring natural gas. NIPSCO Operations has state-approved recovery mechanisms that provide a means for full recovery of prudently incurred costs of energy. The majority of these costs of energy are passed through directly to the customer, and the costs of energy included in operating revenues are matched with the cost of energy expense recorded in the period. Any difference in actual costs incurred and amounts billed to customers is recorded on the Condensed Consolidated Balance Sheets (unaudited) as under-recovered or over-recovered fuel and gas costs to be included in future customer billings. Therefore, increases in these tracked operating expenses are offset by increases in operating revenues and have essentially no impact on net income.
The underlying reasons for changes in our operating expenses for the three months ended March 31, 2026 compared to the same period in 2025 are presented below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations

Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended March 31, 2026 vs 2025
Higher depreciation and amortization expense driven by new base rates	$(20.7)
Higher outside services expenses	(4.6)
Higher materials and supplies expenses	(3.2)
Higher bad debt expense	(2.7)
Higher property taxes	(2.6)
Other	(5.0)
Change in operating expenses (before cost of energy and other tracked items)	$(38.8)
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(17.6)
Higher tracker deferrals within operation and maintenance, depreciation and tax	(4.1)
Total change in operating expense	$(60.5)
Electric Supply and Generation Transition
NIPSCO continues to execute on an electric generation transition consistent with the 2018 Plan and 2021 Plan and maintained in the 2024 Plan. Before the planned retirement of the R.M. Schahfer coal facility at the end of December 2025, NIPSCO received the first of successive emergency orders under section 202(c) of the Federal Power Act, to continue operating in 90-day increments, currently through June 21, 2026. The orders stated that continued operation of R.M. Schahfer is required to meet an energy emergency across MISO’s North and Central regions. Consistent with the Federal Power Act and the U.S. Department of Energy regulations, the order authorizes NIPSCO to obtain cost recovery pursuant to 16 U.S.C. § 824a(c). As directed, NIPSCO continued to make R.M. Schahfer available in the MISO market. We had forced outages on units 17 and 18 to support ongoing compliance with the 202(c) orders, during the period ended March 31, 2026. Following receipt of the emergency order, NIPSCO filed a complaint at FERC seeking a modification of the MISO tariff to establish a mechanism for recovery and allocation of the cost to comply with this order. NIPSCO made two filings with the IURC related to the emergency order. The first filing is to confirm accounting treatment of current electric rate order, and the second is a filing for recovery of federally mandated expenses related to the emergency order, which will be utilized in the event that any costs of complying with the emergency order fall outside of the MISO tariff recovery. For additional information, see Note 8, Regulatory Matters.
NIPSCO has one remaining project under the 2021 plan still under development. We expect the Templeton project, a wind BTA project with nameplate capacity of 200 MW, to be placed in service in 2027. See "Executive Summary - Energy Transition" in this Management's Discussion for additional information. NIPSCO has sold, and may in the future sell, renewable energy credits from its renewable generation to third parties to offset customer costs.

In March 2026, we experienced damage to our solar generation facilities at Dunn's Bridge I due to an extreme weather event. Based on preliminary estimates of the damages, we expect most, if not all, of the total loss will be covered by insurance proceeds less the applicable deductible.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Liquidity and Capital Resources
We continually evaluate the availability of adequate financing to fund our ongoing business operations, working capital and core safety and infrastructure investment programs. Our financing is sourced through cash flow from operations, the issuance of debt and/or equity, and minority interest investments. Equity issuances are primarily conducted through our ATM program. Additionally, we received proceeds from tax credit transfers related to previously and currently monetized credits, which are returned to customers over a ten‑year period for investment tax credits and a one-year period for production tax credits. External debt financing is provided primarily through the issuance of long-term debt, accounts receivable securitization programs and our commercial paper program, which is backstopped by our committed revolving credit facility. In March 2026, we increased our commercial paper program limit from $1.85 billion to $2.50 billion. We believe these sources provide adequate capital to fund operating activities and capital expenditures for our base business (i.e., excluding operations and capital expenditures related to serving data center customers) in 2026 and beyond.
The aggregate cost of Contract Assets and Pool Resource Assets supporting our existing data center customers is currently estimated to be between $9.25 to $9.75 billion. We expect to finance the construction and development of these assets and purchases of market capacity through a number of sources including but not limited to funds received under our data center contracts, debt, and equity financing raised by NiSource and capital contributions from affiliates of Blackstone to NIPSCO Holdings II and Generation Holdings II in connection with such Blackstone affiliates’ minority interest investments in those entities. For additional information on these minority interest investments, refer to Note 4, "Noncontrolling Interests," and Note 19, "Other Commitments and Contingencies - E. Other Matters," in our Annual Report on Form 10-K for the year ended December 31, 2025. If we enter into additional data center contracts, we expect that we would need to develop additional generation assets to serve our new data center customers. In order to fund the development of these assets, which may be significant, we would be required to obtain significant additional financing, for which we may consider other funding sources, structures, or partnerships, which may include JVs, off-balance sheet arrangements in the form of BTAs, or other arrangements to support maintenance of our investment grade credit ratings.

Sources of financing activities for the current year are as follows:
Details of our ATM program activity are summarized below:
•In February 2026, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,200,000 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $45.63 per share. We may settle the forward sale agreement in shares, cash or net shares by December 2026.
•As of March 31, 2026, the ATM program inclusive of the outstanding forward sale agreements had approximately $1.25 billion of equity capacity available. The ATM program expires in December 2028.
See Note 6, "Equity," Note 7, "Short-Term Borrowings," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more information on our financing activities.
Cash Flow Activities
The following table summarizes our cash flow activities:

	Three Months Ended March 31,
(in millions)	2026	2025	Change in 2026 vs 2025
Cash from (used for):
Operating Activities	$442.3	$686.4	$(244.1)
Investing Activities	(872.6)	(1,352.7)	480.1
Financing Activities	$391.7	$771.4	$(379.7)

Operating Activities
The year over year decrease in cash from operating activities was primarily attributable to changes in exchange gas receivables, accounts payable and prepayments as well as a change in inventory. These impacts were partially offset by higher net income, change in accounts receivable, and depreciation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Investing Activities
The year over year decrease in investing activities was primarily driven by prior year milestone payments to renewable generation asset developers for certain of our BTA projects and prior year advanced deposits offset by current year capital expenditures.
We expect to make capital investments of approximately $600 million in connection with Pool Resource Assets initially being developed in connection with contracted demand from data center customers. These capital expenditures are incremental to the estimates of capital investments relating to data center contracts described in our Annual Report on Form 10-K for the year ended December 31, 2025 and are included in the forecasted capital investment table below.

(in billions)	2026 Estimated	2027 Estimated	2028 Estimated	2029 Estimated	2030 Estimated
Capital Investments (Base Business)	$3.9 - 4.1	$3.7 - 3.9	$3.7 - 3.9	$4.9 - 5.1	$4.3 - 4.5
Capital Investments (GenCo)	1.3 - 1.5	1.6 - 1.8	2.2- 2.4	1.0 - 1.2	0.4 - 0.6
Capital Investments (Total)	$5.2 - 5.6	$5.3 - 5.7	$5.9 - 6.3	$5.9 - 6.3	$4.7 - 5.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory Capital Programs. We continue to upgrade and modernize our electric system to enhance safety and reliability by addressing aged infrastructure and deploying advanced grid technologies. We are also upgrading and modernizing our gas infrastructure to enhance safety and reliability by reducing leaks. An ancillary benefit of these programs is the reduction of GHG emissions. In 2026, we continue to move forward on core infrastructure investment programs supported by complementary regulatory and customer initiatives across five states of our operating area.
The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally mandated compliance investments:

(in millions)
Company	Program	Capital Investment	Investment Period	Filing Date	Costs Covered(1)
Approved
Columbia of Ohio	CEP - 2025	$1,027.8	4/21-12/24	2/27/2025	Assets not included in the IRP or PHMSA IRP.
Columbia of Virginia	SAVE - 2026	$176.1	10/24-12/26	8/12/2025	Replacement projects that (i) enhance system safety or reliability, or (ii) reduce, or potentially reduce, greenhouse gas emissions. Includes costs associated with Advanced Leak Detection and Repair.
Columbia of Kentucky	SMRP - 2026	$181.4	1/23-12/26	10/15/2025	Replacement of mains and inclusion of system safety investments.
NIPSCO - Electric(2)	TDSIC - 7	$175.4	7/22-3/25	5/27/2025	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
NIPSCO - Electric(3)	GCT - 3	$385.6	9/23-10/26	12/16/2025	New gas peaker generation project cost forecasted through October 2026.
NIPSCO - Gas	TDSIC - 10	$90.3	4/25-9/25	11/25/2025	New or replacement projects undertaken for the purpose of safety, reliability, system modernization, or economic development.
NIPSCO - Gas	FMCA -5	$21.9	6/24-6/25	8/27/2025	Project costs to comply with federal mandates.
Columbia of Ohio	IRP - 2026	$1,185.0	4/21-12/25	2/27/2026	Replacement of hazardous service lines, cast iron, wrought iron, uncoated steel, and bare steel pipe.
Columbia of Ohio	PHMSA IRP - 2026	$180.2	1/23-12/25	2/27/2026	Investments necessary to comply with the PHMSA Mega Rule.
Pending Commission Approval
NIPSCO - Gas	FMCA - 1	$52.5	7/25-12/25	2/24/2026	Project costs to comply with federal mandates.
Columbia of Ohio	CEP - 2026	$1,292.0	4/21-12/25	2/20/2026	Assets not included in the IRP or PHMSA IRP.
(1)Programs do not include any costs already included in base rates.
(2)TDSIC – 7 was originally filed in May 2025. TDSIC - 7 was refiled in February 2026, due to the electric rate case Step 2 Compliance Filing. The refiling adjusted the capital in the tracker from $315.6 million to $175.4 million.
(3)Capital investment is based on a projected amount. The capital investment has not all been incurred to date and represents a forecasted average for the billing period.

Columbia of Ohio filed an application in December 2025 to seek continuation of its PHMSA IRP Rider for calendar year 2027. The request includes recovery of $404.3 million of capital to reconfirm maximum allowable operating pressure of transmission class pipe to meet federal rule requirements.
NIPSCO filed a Gas TDSIC Plan (2026 - 2030) in December 2025. The petition is seeking recovery of new or replacement projects undertaken for the purpose of safety, reliability, system modernization, or economic development. The request includes $741.0 million of estimated capital, including indirect costs and AFUDC. There is a hearing scheduled for May 2026 with the final order expected in July 2026.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Sources of Liquidity
The following table displays our liquidity position as of March 31, 2026 and December 31, 2025:

(in millions)	March 31, 2026	December 31, 2025
Current Liquidity
Revolving Credit Facility	$2,500.0	$2,500.0
Accounts Receivable Programs(1)	375.0	175.0
Less:
Commercial Paper	1,291.0	736.0
Letters of Credit Outstanding Under Credit Facility	25.0	25.0
Add:
Cash and Cash Equivalents	71.9	110.1
Net Available Liquidity	$1,630.9	$2,024.1
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to a financial covenant under our revolving credit facility, which requires us to maintain a debt to capitalization ratio that does not exceed 70.0%. As of March 31, 2026, the ratio was 51.5%.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and NIPSCO's credit ratings and ratings outlook as of March 31, 2026.
A credit rating is not a recommendation to buy, sell, or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating organization.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource	BBB+	Stable	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Stable	Baa1	Stable	BBB	Stable
Commercial Paper	A-2	Stable	P-2	Stable	F2	Stable
Certain of our subsidiaries have agreements that contain ''ratings triggers'' that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of March 31, 2026, the collateral requirement of approximately $158.5 million would be required in the event of a downgrade below investment grade. In addition to agreements with ratings triggers, there are other agreements that contain ''adequate assurance'' or ''material adverse change'' provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 770,000,000 shares, $0.01 par value, 750,000,000 are common stock and 20,000,000 are preferred stock. As of March 31, 2026, 479,364,801 shares of common stock were outstanding and no shares of preferred stock were outstanding.
Contractual Obligations. A summary of contractual obligations is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Since December 31, 2025, NIPSCO and GenCo have executed several capacity agreements and other agreements to support data center contracts. In addition, GenCo has exercised an option and intends to convert its ESA relating to the Tipton BESS Project to a BTA. Except for these items there were no additional material changes from year-end during the three months ended March 31, 2026. Refer to Note 13, "Other Commitments and Contingencies," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information regarding the EPC Contracts and equipment supply contracts.

Guarantees, Indemnities and Other Off Balance Sheet Arrangements. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. Refer to Note 13, "Other Commitments and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
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
A portion of the NIPSCO Operations' and Columbia Operations' gas distribution revenue is related to the recovery of gas costs through GCAs, the review of which occurs through standard regulatory proceedings. All states in our operating area require periodic review of actual gas procurement activity to determine prudence and confirm the recovery of prudently incurred energy commodity costs supplied to customers.
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
(3)New rates were implemented in multiple steps, with implementation of Step 1 rates in July 2025 and Step 2 rates in March 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters

PHMSA Legislation and Regulations

To fulfill our vision of being a trusted energy provider, we follow safety practices required by regulations and we implement our SMS. SMS serves as the framework to identify and reduce risks and ensure consistent safety processes, procedures and operations across the organization.

As directed by law in the Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020, PHMSA has revised, and continues to revise, the pipeline safety regulations focused on public safety and environmental hazard mitigation, leak detection, methane emissions reduction, and enhanced safeguards for low-pressure distribution systems. Proposed revisions included requirements to detect and repair more leaks, increase survey frequency, and incorporate additional protections to prevent over-pressurization. A final leak detection and repair rule was withdrawn from publication in the Federal Register in January 2025, and no further progress has been made on the Safety of Gas Distribution Pipelines rulemaking.

We continue to evaluate and monitor PHMSA-related legislation and regulations but cannot predict the impact of changing pipeline safety regulations on our business at this time.
Environmental and Climate Change Issues

In March 2025, the EPA announced it will undertake 31 deregulatory actions to advance the current presidential administration’s policy priorities as directed by various executive orders. These actions will address multiple existing water, waste, air and climate regulations including, but not limited to, GHG and CCR rules. In November 2025, the EPA proposed a rule to extend the compliance deadline for owners and operators to complete closure of their unlined CCR surface impoundments larger than 40 acres from October 2028 to October 2031. In February 2026, the EPA issued a final rule rescinding the 2009 Endangerment Finding, the scientific and legal foundation for federal GHG regulations under the Clean Air Act. Additionally, in February 2026, the EPA issued a final rule extending compliance deadlines for several provisions of the Legacy CCR Rule and subsequently, also in April 2026 proposed further revisions to the Legacy CCR Rule. NiSource will continue to monitor these matters and assess the impacts to our business as regulations are proposed and finalized, or as otherwise required by law.

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

In June 2025, the EPA proposed to repeal GHG emissions standards for fossil fuel-fired power plants that were finalized by the previous federal administration in May 2024. The proposed repeal would eliminate key requirements from the 2024 Carbon Pollution Standards, including capacity factor thresholds and carbon capture and storage (CCS) mandates. If finalized, this action would remove regulatory constraints that could significantly impact planned gas generation, allowing customers to avoid approximately $675 million in additional cost as contemplated through the 2024 NIPSCO IRP.
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
Net Zero Goal. In November 2022, we announced a goal of net zero GHG emissions by 2040 covering both Scope 1 and Scope 2 GHG emissions ("Net Zero Goal"). Our Net Zero Goal builds on GHG emission reductions achieved to-date. We plan to achieve our Net Zero Goal primarily through the continuation and enhancement of existing programs, such as retiring and replacing coal-fired electric generation with low- or zero-emission electric generation, ongoing pipe replacement and modernization programs, and deployment of advanced leak-detection technologies. In addition, we plan to advance other low- or zero-emission energy resources and technologies, which may include hydrogen, renewable natural gas, long-duration storage, and/or deployment of carbon capture and utilization technologies, if and when these become technologically and economically feasible. Carbon offsets and renewable energy credits may also be used to support achievement of our Net Zero Goal. As of the end of 2025, we had reduced Scope 1 GHG emissions by approximately 70% from 2005 levels.
Our GHG emissions projections, including achieving a Net Zero Goal, are subject to various assumptions that involve risks and uncertainties, and did not include any assumptions related to data center development and associated load growth. We remain committed to our Net Zero Goal by 2040 which will require supportive regulatory and legislative policies, favorable stakeholder environments and advancement of technologies that are not currently economically or technologically feasible to deploy at scale, as well as execution of our business plan. Otherwise, our actual results or ability to achieve our Net Zero Goal, including by 2040, may differ materially.
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
Commodity Price Risk

Our gas and electric subsidiaries have commodity price risk primarily related to the purchases of natural gas, power and capacity. To manage this market risk, our subsidiaries use derivatives, including commodity futures contracts, swaps, forwards and options. We do not participate in speculative energy trading activity.
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
Refer to Note 9, "Risk Management Activities," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for further information on our commodity price risk assets and liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Interest Rate Risk

We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $2.0 million for the three months ended March 31, 2026 and $2.5 million for the three months ended March 31, 2025, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future long-term debt issuances. From time to time we may enter into forward interest rate instruments to lock in long term interest costs and/ or rates.
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
Other Information
Critical Accounting Estimates

A summary of our critical accounting estimates is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes made as of March 31, 2026.

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
Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recently completed quarter covered by this report that have materially affected, are reasonably likely to materially affect, our internal control over financial reporting.

NiSource Inc.
PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 13, "Other Commitments and Contingencies - B. Legal Proceedings," in the Notes to the Condensed Consolidated Financial Statements (unaudited).
ITEM 1A. RISK FACTORS
Please refer to the risk factors set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. There have been no material changes to such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
During the quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS
NiSource Inc.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(10.1)	NiSource Inc. Executive Severance Policy, as amended and restated effective January 1, 2026 (incorporated by reference to Exhibit 10.13 to the NiSource Inc. Form 10-K filed on February 11, 2026).

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Schema Document

(101.CAL)	Inline XBRL Calculation Linkbase Document

(101.LAB)	Inline XBRL Labels Linkbase Document

(101.PRE)	Inline XBRL Presentation Linkbase Document

(101.DEF)	Inline XBRL Definition Linkbase Document

(104)	Cover page Interactive Data File (formatted as inline XBRL, and contained in Exhibit 101.)

*	Exhibit filed herewith.
**	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission (the “SEC”) upon request

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	May 6, 2026	By:	/s/ Gunnar J. Gode
Gunnar J. Gode
Senior Vice President, Chief Accounting and Tax Officer (Principal Accounting Officer)