Form 10-Q
period 2026-06-30
NISOURCE INC.
filed 2026-08-05
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 479,560,100 shares outstanding at July 29, 2026.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2026

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates (not exhaustive)
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
GenCo	NiSource Generation Company LLC, formerly known as NIPSCO Generation LLC
Generation Holdings I	Generation Holdings I LLC
Generation Holdings II	Generation Holdings II LLC
NIPSCO	Northern Indiana Public Service Company LLC
NIPSCO Holdings I	NIPSCO Holdings I LLC
NIPSCO Holdings II	NIPSCO Holdings II LLC
NiSource ("we," "us" or "our")	NiSource Inc.
Rosewater	Rosewater Wind Generation LLC and its wholly owned subsidiary, Rosewater Wind Farm LLC
Indiana Crossroads Solar	Indiana Crossroads Solar Generation LLC and its wholly owned subsidiary, Meadow Lake Solar Park LLC
Indiana Crossroads Wind	Indiana Crossroads Wind Generation LLC and its wholly owned subsidiary, Indiana Crossroads Wind Farm LLC
Dunn's Bridge I	Dunn's Bridge I Solar Generation LLC and its wholly owned subsidiary, Dunns Bridge Solar Center, LLC

Abbreviations and Other
ADS	Amazon Data Services, Inc.
ADS Contract	NIPSCO agreement to provide electricity to ADS' data centers
AFUDC	Allowance for funds used during construction
Alphabet	Alphabet, Inc.
Alphabet Contract	NIPSCO agreement to provide electricity to Alphabet's data centers
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting standards codification
ASU	Accounting standards update
ATM	At-the-market
BESS	Battery energy storage system
BIP Orion Holdco L.P.	BIP Orion Holdco L.P., a Delaware limited partnership and also an affiliate of Blackstone
BIP Orion Holdco II L.P.	BIP Orion Holdco II L.P., a Delaware limited partnership and also an affiliate of Blackstone
Blackstone	Blackstone Infrastructure Partners L.P.
Blackstone Investor	BIP Orion Holdco L.P. and BIP Orion Holdco II L.P. (GenCo Minority Interest Transaction)
BTA	Build-transfer agreement
CCGT	Combined cycle gas turbine
CCRs	Coal combustion residuals
CEO	Chief executive officer
CEP	Ohio capital expenditure program

DEFINED TERMS
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CODM	Chief operating decision maker
Columbia Operations	Reportable segment comprised of the results of NiSource Gas Distribution company, including all of its Columbia Gas distribution companies and related subsidiaries
Contract Assets	Generation assets and related transmission infrastructure to be developed in connection with the ADS Contract
Current Data Center Contracts	The ADS Contract and the Alphabet Contract
DSM	Demand side management
Dunn's Bridge II	Dunn's Bridge II Solar Generation LLC
EPA	United States Environmental Protection Agency
EPC	Engineering, procurement, and construction
EPC Contracts	Engineering, procurement, and construction contracts
EPS	Earnings per share
ESA	Energy storage agreement
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMCA	Indiana federally mandated cost adjustment mechanism
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GCT	Generation cost tracker
GenCo Minority Interest Transaction	A transaction between Generation Holdings I, Generation Holdings II (sole owner of GenCo) and Blackstone Investor entered into in October 2025, that offered equity interests in Generation Holdings II in exchange for capital contributions by the parties.
Generation Holdings II LLC Agreement	Amended And Restated Limited Liability Company Agreement of Generation Holdings II
GHG	Greenhouse gases
GWh	Gigawatt hours
IRP	Ohio infrastructure replacement program
IURC	Indiana Utility Regulatory Commission
JV	Joint venture
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWh	Megawatt hours
NIPSCO Electric	The electric generation, transmission and distribution activities of the NIPSCO Operations reportable segment
NIPSCO Gas	The gas distribution activities of the NIPSCO Operations reportable segment
NIPSCO Holdings II LLC Agreement	Third Amended And Restated Limited Liability Company Agreement of NIPSCO Holdings II
NIPSCO Operations	Reportable segment comprised of the results of NIPSCO Holdings I, NIPSCO Holdings II, and NIPSCO and all related subsidiaries
NYMEX	New York Mercantile Exchange
OPEB	Other postemployment benefits
PHMSA	Pipeline and Hazardous Materials Safety Administration

DEFINED TERMS
Pool Resource Assets	Portfolio of electric generation assets and related assets owned or contracted for by NIPSCO and/or its affiliates (primarily including GenCo) and designed to serve the needs of data center customers.
PPA	Power purchase agreement
ROE	Return on equity
SAVE	Steps to advance Virginia's energy plan
Scope 1 GHG Emissions	Direct emissions from sources owned or controlled by us (e.g., emissions from our combustion of fuel, vehicles, and process emissions and fugitive emissions)
Scope 2 GHG Emissions	Indirect emissions from sources owned or controlled by us
SEC	Securities and Exchange Commission
SMRP	Kentucky safety modification and replacement program
SMS	Safety management system
TDSIC	Indiana transmission, distribution and storage system improvement charge
Templeton	Templeton Wind Energy Center LLC
VIE	Variable interest entity
2018 Plan	2018 integrated resource plan
2021 Plan	2021 integrated resource plan
2024 Plan	2024 integrated resource plan

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
•our ability to obtain the significant additional financing required to construct the Contract Assets, Pool Resource Assets and any other generation or transmission assets we develop to support future data center contracts on favorable terms, if at all;
•our ability to recover our investments and realize our expected return under our Current Data Center Contracts and any future data center contracts that we enter into;

•our ability to maintain our investment grade credit ratings as we finance and pursue our data center strategy, including our performance under our Current Data Center Contracts and any future data center contracts that we enter into;
•ADS performance under the ADS Contract and the performance by our customers under our Current Data Center Contracts and any future data center contracts;
•any decisions by ADS or Alphabet to terminate, or by ADS to reduce the committed capacity under, our Current Data Center Contracts any decision by any customer under any future data center contract to terminate or reduce the committed capacity under such contract;
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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Operating Revenues
Customer revenues	$1,289.5	$1,246.5	$3,611.8	$3,396.0
Other revenues	52.9	36.5	93.7	70.2
Total Operating Revenues	1,342.4	1,283.0	3,705.5	3,466.2
Operating Expenses
Cost of energy	193.6	261.8	862.8	909.3
Operation and maintenance	474.9	396.2	964.1	824.0
Depreciation and amortization	362.2	286.7	650.5	545.3
Loss on impairment of assets	—	0.4	—	0.7
Loss on sale of assets, net	—	0.8	—	0.8
Other taxes	83.6	74.2	180.8	163.8
Total Operating Expenses	1,114.3	1,020.1	2,658.2	2,443.9
Operating Income	228.1	262.9	1,047.3	1,022.3
Other Income (Deductions)
Interest expense, net	(199.2)	(139.1)	(390.8)	(271.9)
Other, net	18.2	0.5	32.6	6.3
Total Other Deductions, Net	(181.0)	(138.6)	(358.2)	(265.6)
Income before Income Taxes	47.1	124.3	689.1	756.7
Income Taxes	10.2	23.8	96.0	129.5
Net Income	36.9	100.5	593.1	627.2
Net income (loss) attributable to noncontrolling interest	(8.6)	(1.7)	40.5	50.2
Net Income Attributable to NiSource	45.5	102.2	552.6	577.0
Preferred dividends redemption premium	—	—	3.6	—
Net Income Available to Common Shareholders	$45.5	$102.2	$556.2	$577.0
Earnings Per Share
Basic Earnings Per Share	$0.10	$0.22	$1.16	$1.22
Diluted Earnings Per Share	$0.09	$0.22	$1.15	$1.22
Basic Average Common Shares Outstanding	479.7	471.0	479.4	470.6
Diluted Average Common Shares	481.2	472.1	481.0	472.3

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, net of taxes)	2026	2025	2026	2025
Net Income	$36.9	$100.5	$593.1	$627.2
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale debt securities(1)	0.7	1.0	(0.5)	1.8
Reclassification adjustment for cash flow hedges(2)	(0.1)	(0.1)	(0.2)	(0.2)
Unrecognized pension and OPEB benefit (costs)(3)	(0.9)	0.1	(2.6)	0.6
Total other comprehensive (loss) income	(0.3)	1.0	(3.3)	2.2
Comprehensive Income	$36.6	$101.5	$589.8	$629.4
(1)Net unrealized (loss) gain on available-for-sale debt securities, net of zero tax benefit and $0.3 million tax expense in the second quarter of 2026 and 2025, respectively, and $0.3 million of tax benefit and $0.5 million of tax expense for the six months ended 2026 and 2025, respectively.
(2)Reclassification adjustment for cash flow hedges, net of $0.1 million tax benefit in the second quarter and six months ended 2026 and 2025, respectively.
(3)Unrecognized pension and OPEB benefit (cost), net of $0.1 million tax benefit and $0.1 million tax expense in the second quarter of 2026 and 2025, respectively, and $1.4 million of tax expense and $0.2 million of tax expense for the six months ended 2026 and 2025, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2026	December 31, 2025
ASSETS
Property, Plant and Equipment
Plant	$40,300.8	$38,058.8
Accumulated depreciation and amortization	(9,779.5)	(9,370.6)
Net Property, Plant and Equipment(1)	30,521.3	28,688.2
Investments and Other Assets
Unconsolidated affiliates	8.2	8.1
Available-for-sale debt securities (amortized cost of $164.6 and $145.8, respectively)	163.3	146.1
Other investments	121.5	118.6
Total Investments and Other Assets	293.0	272.8
Current Assets
Cash and cash equivalents	70.0	110.1
Restricted cash	25.4	25.6
Accounts receivable	886.7	1,238.1
Allowance for credit losses	(40.2)	(40.6)
Accounts receivable, net	846.5	1,197.5
Gas storage	173.6	252.0
Materials and supplies, at average cost	212.4	189.0
Electric production fuel, at average cost	22.4	8.5
Exchange gas receivable	37.9	66.0
Regulatory assets	400.0	274.2
Income tax receivable	7.6	15.7
Prepayments	246.1	149.3
Other current assets	157.5	89.3
Total Current Assets(1)	2,199.4	2,377.2
Other Assets
Regulatory assets	2,360.8	2,225.2
Goodwill	1,485.9	1,485.9
Deferred charges and other	683.2	809.4
Total Other Assets(2)	4,529.9	4,520.5
Total Assets	$37,543.6	$35,858.7
(1)Includes $1,764.0 million and $1,312.7 million at June 30, 2026 and December 31, 2025, respectively, of net property, plant and equipment assets and $223.4 million and $90.1 million at June 30, 2026 and December 31, 2025, respectively, of current assets of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Refer to Note 4, "Noncontrolling Interests," for additional information.
(2)Includes $210.7 million and $305.4 million at June 30, 2026 and December 31, 2025, respectively, of advanced deposits of project costs and $10.0 million and zero, respectively, of regulatory assets at June 30, 2026 and December 31, 2025, respectively, of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Refer to Note 4, "Noncontrolling Interests," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	June 30, 2026	December 31, 2025
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value,750,000,000 shares authorized; 479,498,053 and 478,432,058 shares outstanding, respectively	$4.8	$4.8
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	9,875.4	9,866.6
Retained deficit	(196.2)	(315.2)
Accumulated other comprehensive loss	(9.5)	(6.2)
Total NiSource Stockholders’ Equity	9,574.6	9,450.1
Noncontrolling interest in consolidated subsidiaries	2,319.8	2,209.8
Total Stockholders’ Equity	11,894.4	11,659.9
Long-term debt, excluding amounts due within one year	15,612.6	15,457.8
Total Capitalization	27,507.0	27,117.7
Current Liabilities
Current portion of long-term debt	1,098.4	19.7
Short-term borrowings	692.0	736.0
Accounts payable	1,135.6	1,124.5
Dividends payable - common stock	148.0	4.4
Customer deposits and credits	163.8	283.4
Taxes accrued	246.3	228.8
Interest accrued	241.4	206.2
Asset retirement obligations	48.1	55.0
Exchange gas payable	76.8	125.4
Regulatory liabilities	188.1	260.1
Accrued compensation and employee benefits	190.7	246.8
Other accruals	185.3	167.1
Total Current Liabilities(1)	4,414.5	3,457.4
Other Liabilities
Deferred income taxes	2,623.8	2,500.1
Deferred credits	78.7	77.2
Accrued liability for postretirement and postemployment benefits	140.1	153.1
Regulatory liabilities	1,586.2	1,513.3
Asset retirement obligations	811.8	781.9
Other noncurrent liabilities	381.5	258.0
Total Other Liabilities(1)	5,622.1	5,283.6
Commitments and Contingencies (Refer to Note 15, "Other Commitments and Contingencies")
Total Capitalization and Liabilities	$37,543.6	$35,858.7
(1)Includes $335.6 million and $56.9 million at June 30, 2026 and December 31, 2025, respectively, of current liabilities and $57.0 million and $55.7 million at June 30, 2026 and December 31, 2025, respectively, of other liabilities, and finance leases of $40.0 million and $40.1 million at June 30, 2026 and December 31, 2025, respectively, of consolidated VIEs that creditors do not have recourse to our general credit. Refer to Note 4, "Noncontrolling Interests," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2026	2025
Operating Activities
Net Income	$593.1	$627.2
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	650.5	545.3
Deferred income taxes and investment tax credits	107.6	120.4
Loss on sale of assets	—	0.8
Payments for asset retirement obligations	(12.1)	(31.3)
Other adjustments	38.2	22.3
Changes in Assets and Liabilities:
Components of working capital(1)	(272.0)	(64.8)
Regulatory assets/liabilities	(56.1)	(23.7)
Deferred charges and other noncurrent assets	18.0	(14.9)
Other noncurrent liabilities and deferred credits and charges	55.5	0.5
Net Cash Flows from Operating Activities	1,122.7	1,181.8
Investing Activities
Capital expenditures	(1,902.6)	(1,295.5)
Milestone payments to renewable generation asset developers	—	(958.0)
Advanced deposits	(92.1)	(160.9)
Other investing activities	(112.1)	(151.9)
Net Cash Flows used for Investing Activities	(2,106.8)	(2,566.3)
Financing Activities
Proceeds from issuance of long-term debt	1,239.7	2,362.0
Repayments of finance lease obligations	(10.4)	(10.9)
Net change in commercial paper and other short-term borrowings	(44.0)	(604.6)
Issuance of common stock, net of issuance costs	7.0	6.8
Equity costs, premiums and other debt related costs	(24.7)	(17.7)
Contributions from NIPSCO and GenCo minority interest holders	124.5	134.3
Distribution to NIPSCO minority interest holders	(47.0)	(44.4)
Distributions to tax equity partners	(8.0)	(9.8)
Dividends paid - common stock	(293.3)	(264.2)
Net Cash Flows from Financing Activities	943.8	1,551.5
Change in cash, cash equivalents and restricted cash	(40.3)	167.0
Cash, cash equivalents and restricted cash at beginning of period	135.7	198.6
Cash, Cash Equivalents and Restricted Cash at End of Period	$95.4	$365.6
(1) Refer to Note 19, "Supplemental Disclosures of Cash Flow Information," for additional information.
Reconciliation to Balance Sheet

(in millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$70.0	$110.1
Restricted cash	25.4	25.6
Total Cash, Cash Equivalents and Restricted Cash	$95.4	$135.7
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of March 31, 2026	$4.8	$(99.9)	$9,859.1	$(96.6)	$(9.2)	$2,269.3	$11,927.5
Comprehensive Income:
Net income (loss)	—	—	—	45.5	—	(8.6)	36.9
Other comprehensive loss, net of tax	—	—	—	—	(0.3)	—	(0.3)
Dividends:
Common stock ($0.30 per share)	—	—	—	(145.1)	—	—	(145.1)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	91.0	91.0
Distributions to noncontrolling interests	—	—	—	—	—	(31.9)	(31.9)
Stock Issuances:
Employee stock purchase plan	—	—	2.1	—	—	—	2.1
Long-term incentive plan	—	—	12.0	—	—	—	12.0
401(k) and profit sharing	—	—	2.2	—	—	—	2.2
Balance as of June 30, 2026	$4.8	$(99.9)	$9,875.4	$(196.2)	$(9.5)	$2,319.8	$11,894.4

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of December 31, 2025	$4.8	$(99.9)	$9,866.6	$(315.2)	$(6.2)	$2,209.8	$11,659.9
Comprehensive Income:
Net income	—	—	—	552.6	—	40.5	593.1
Other comprehensive loss, net of tax	—	—	—	—	(3.3)	—	(3.3)
Dividends:
Common stock ($0.90 per share)	—	—	—	(437.2)	—	—	(437.2)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	124.5	124.5
Distributions to noncontrolling interests	—	—	—	—	—	(55.0)	(55.0)
Stock Issuances:
Series A preferred stock redemption premium	—	—	—	3.6	—	—	3.6
Employee stock purchase plan	—	—	4.0	—	—	—	4.0
401(k) and profit sharing	—	—	4.8	—	—	—	4.8
Balance as of June 30, 2026	$4.8	$(99.9)	$9,875.4	$(196.2)	$(9.5)	$2,319.8	$11,894.4

ITEM 1. FINANCIAL STATEMENTS (continued)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of March 31, 2025	$4.7	$(99.9)	$9,522.6	$(501.4)	$(29.2)	$2,049.2	$10,946.0
Comprehensive Income:
Net income (loss)	—	—	—	102.2	—	(1.7)	100.5
Other comprehensive income, net of tax	—	—	—	—	1.0	—	1.0
Dividends:
Common stock ($0.28 per share)	—	—	—	(132.9)	—	—	(132.9)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	99.5	99.5
Distributions to noncontrolling interest	—	—	—	—	—	(32.6)	(32.6)
Stock Issuances:
Employee stock purchase plan	—	—	1.9	—	—	—	1.9
Long-term incentive plan	—	—	11.4	—	—	—	11.4
401(k) and profit sharing	—	—	2.1	—	—	—	2.1
Balance as of June 30, 2025	$4.7	$(99.9)	$9,538.0	$(532.1)	$(28.2)	$2,114.4	$10,996.9

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of December 31, 2024	$4.7	$(99.9)	$9,521.5	$(711.7)	$(30.4)	$1,984.1	$10,668.3
Comprehensive Income:
Net income	—	—	—	577.0	—	50.2	627.2
Other comprehensive income, net of tax	—	—	—	—	2.2	—	2.2
Dividends:
Common stock ($0.84 per share)	—	—	—	(397.4)	—	—	(397.4)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	134.3	134.3
Distributions to noncontrolling interest	—	—	—	—	—	(54.2)	(54.2)
Stock Issuances:
Employee stock purchase plan	—	—	3.6	—	—	—	3.6
Long-term incentive plan	—	—	8.1	—	—	—	8.1
401(k) and profit sharing	—	—	4.8	—	—	—	4.8
Balance as of June 30, 2025	$4.7	$(99.9)	$9,538.0	$(532.1)	$(28.2)	$2,114.4	$10,996.9

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Common
Shares (in thousands)	Shares	Treasury	Outstanding
Balance as of March 31, 2026	483,328	(3,963)	479,365
Issued:
Employee stock purchase plan	45	—	45
Long-term incentive plan	42	—	42
401(k) and profit sharing	46	—	46
Balance as of June 30, 2026	483,461	(3,963)	479,498

	Common
Shares (in thousands)	Shares	Treasury	Outstanding
Balance as of December 31, 2025	482,395	(3,963)	478,432
Issued:
Employee stock purchase plan	90	—	90
Long-term incentive plan	873	—	873
401(k) and profit sharing	103	—	103
Balance as of June 30, 2026	483,461	(3,963)	479,498

	Common
Shares (in thousands)	Shares	Treasury	Outstanding
Balance as of March 31, 2025	474,581	(3,963)	470,618
Issued:
Employee stock purchase plan	48	—	48
Long-term incentive plan	62	—	62
401(k) and profit sharing	56	—	56
Balance as of June 30, 2025	474,747	(3,963)	470,784

	Common
Shares (in thousands)	Shares	Treasury	Outstanding
Balance as of December 31, 2024	473,785	(3,963)	469,822
Issued:
Employee stock purchase plan	94	—	94
Long-term incentive plan	744	—	744
401(k) and profit sharing	124	—	124
Balance as of June 30, 2025	474,747	(3,963)	470,784
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
2.    Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In May 2026, the FASB issued ASU 2026‑02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes comprehensive guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The ASU requires entities to recognize environmental credit assets when it is probable that the credits will be used, transferred, or otherwise realized and to recognize liabilities for environmental credit obligations when events occur on or before the reporting date which result in an environmental credit obligation. The ASU stipulates that measurement is based on either the cost of credits held or the fair value of credits needed to settle the obligation. The amendments are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact this amendment will have on our consolidated financial statements.

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
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Condensed Statements of Consolidated Income (unaudited):

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three months ended June 30, 2026 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$399.9	$102.2	$—	$502.1
Commercial	124.6	41.4	—	166.0
Industrial	40.3	21.0	—	61.3
Off-system	11.5	—	—	11.5
Miscellaneous(1)	8.5	3.0	—	11.5
Subtotal	$584.8	$167.6	$—	$752.4
Electric Generation and Power Delivery
Residential	—	183.1	—	183.1
Commercial	—	181.7	—	181.7
Industrial	—	159.2	—	159.2
Wholesale	—	9.9	—	9.9
Public Authority	—	3.7	—	3.7
Miscellaneous(1)	—	(0.5)	—	(0.5)
Subtotal	$—	$537.1	$—	$537.1
Total Customer Revenues(2)	584.8	704.7	—	1,289.5
Other Revenues(3)	12.2	39.2	1.5	52.9
Total Operating Revenues	$597.0	$743.9	$1.5	$1,342.4
(1)Amounts included in Columbia Operations primarily relate to earnings share mechanisms, late fees, and wholesale revenues. Amounts included in NIPSCO Operations primarily relate to late fees, property rentals, transmission revenue, and offsetting regulatory program deferrals. (2)Customer revenue amounts exclude intersegment revenues. See Note 17, "Business Segment Information," for discussion of intersegment revenues.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Six months ended June 30, 2026 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$1,309.1	$420.8	$—	$1,729.9
Commercial	455.6	157.0	—	612.6
Industrial	97.7	55.1	—	152.8
Off-system	28.3	—	—	28.3
Miscellaneous(1)	22.7	6.1	—	28.8
Subtotal	$1,913.4	$639.0	$—	$2,552.4
Electric Generation and Power Delivery
Residential	$—	$359.9	$—	$359.9
Commercial	—	353.8	—	353.8
Industrial	—	314.7	—	314.7
Wholesale	—	18.4	—	18.4
Public Authority	—	8.0	—	8.0
Miscellaneous(1)	—	4.6	—	4.6
Subtotal	$—	$1,059.4	$—	$1,059.4
Total Customer Revenues(2)	1,913.4	1,698.4	—	3,611.8
Other Revenues(3)	6.8	84.0	2.9	93.7
Total Operating Revenues	$1,920.2	$1,782.4	$2.9	$3,705.5
(1)Amounts included in Columbia Operations are primarily relate to earnings share mechanisms, late fees, and wholesale revenues. Amounts included in NIPSCO Operations primarily relate to late fees, property rentals, transmission revenue, and offsetting regulatory program deferrals. (2)Customer revenue amounts exclude intersegment revenues. See Note 17, "Business Segment Information," for discussion of intersegment revenues.
(3)Amounts included in Columbia Operations primarily relate to alternative revenue programs including weather normalization adjustment mechanisms. Amounts included in NIPSCO Operations primarily relate to alternative revenue programs including weather adjustment mechanisms, MISO multi-value projects and revenue from FERC jurisdictional transmission assets. Amounts included in Corporate and Other primarily relate to products and services revenue.

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
(1)Amounts included in Columbia Operations are primarily relate to earnings share mechanisms and late fees. Amounts included in NIPSCO Operations, primarily relate to revenue refunds, public repairs and property rentals. (2)Customer revenue amounts exclude intersegment revenues. See Note 17, "Business Segment Information," for discussion of intersegment revenues.
(3)Amounts included in Columbia Operations primarily relate to weather normalization adjustment mechanisms. Amounts included in NIPSCO Operations primarily relate to MISO multi-value projects and revenue from FERC jurisdictional transmission assets. Amounts included in Corporate and Other primarily relate to products and services revenue.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates, and weather. A significant portion of our operations are subject to seasonal fluctuations in sales. During the heating season, primarily from November through March, revenues and receivables from gas sales are more significant than in other months. The balances of customer receivables as of June 30, 2026 and December 31, 2025 are presented in the table below. Contract liability balances were $95.0 million and zero as of June 30, 2026 and December 31, 2025, respectively. The increase was primarily attributable to consideration received in advance under a customer arrangement. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2025	$698.8	$465.2
Balance as of June 30, 2026	$694.5	$118.0
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
At each reporting period, we record expected credit losses to an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. Rollforwards of our allowance for credit losses as of June 30, 2026 and December 31, 2025 are presented in the table below:

(in millions)	Columbia Operations	NIPSCO Operations	Total
Balance as of December 31, 2025	$15.6	$25.0	$40.6
Current period provisions	24.4	10.2	34.6
Write-offs charged against allowance	(30.2)	(10.2)	(40.4)
Recoveries of amounts previously written off	4.7	0.7	5.4
Balance as of June 30, 2026	$14.5	$25.7	$40.2

(in millions)	Columbia Operations	NIPSCO Operations	Total
Balance as of December 31, 2024	$9.8	$13.9	$23.7
Current period provisions	42.3	25.0	67.3
Write-offs charged against allowance	(50.8)	(15.0)	(65.8)
Recoveries of amounts previously written off	14.3	1.1	15.4
Balance as of December 31, 2025	$15.6	$25.0	$40.6
4.    Noncontrolling Interests
Joint Venture VIEs. A VIE is an entity in which the controlling interest is determined through means other than a majority voting interest. NIPSCO is the managing member and operator of two wind JVs, Rosewater and Indiana Crossroads Wind, which have 102 MW and 302 MW of nameplate capacity, respectively. NIPSCO is also a managing member and operator of two solar JVs, Indiana Crossroads Solar and Dunn's Bridge I, which have a nameplate capacity of 200 MW and 265 MW, respectively. We have determined that these JVs are VIEs. NIPSCO controls decisions that are significant to these entities' ongoing operations and economic results. Therefore, we have concluded that NIPSCO is the primary beneficiary and have consolidated all four entities.
Members of each respective JV include NIPSCO (who is the managing member) and a tax equity partner. Earnings, tax attributes and cash flows are allocated to both NIPSCO and the tax equity partner in varying percentages by category and over the life of the partnership. NIPSCO and each tax equity partner contributed cash to the respective JV. Once the tax equity partner has earned their negotiated rate of return and after a stated contractual date, NIPSCO has the option to purchase the remaining interest in the respective JV, at fair market value, from the tax equity partner. NIPSCO has an obligation to purchase 100% of the electricity generated by each JV.
We did not provide any financial or other support for the JVs during the quarter that was not contractually required.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Our Condensed Consolidated Balance Sheets (unaudited) included the following assets and liabilities associated with the JV VIEs.

(in millions)	June 30, 2026	December 31, 2025
Net property, plant and equipment	$1,233.9	$1,273.0
Current assets	49.1	27.6
Total assets(1)	1,283.0	1,300.6
Current liabilities	13.1	16.1
Asset retirement obligations	57.0	55.7
Finance lease obligations	40.0	40.1
Total liabilities(1)(2)	$110.1	$111.9
(1)The assets of each VIE represent assets of a consolidated VIE that can be used only to settle obligations of the respective consolidated VIE. The creditors of the liabilities of the VIEs do not have recourse to the general credit of the primary beneficiary.
(2)In addition to the amounts disclosed above there is a de minimis amount of other noncurrent assets and liabilities at Rosewater as of June 30, 2026.
GenCo VIE. In October 2025, a 19.9% equity interest in NiSource's wholly owned subsidiary, Generation Holdings II, the sole owner of GenCo, was issued to BIP Orion Holdco L.P. and BIP Orion Holdco II L.P., (collectively, “Blackstone Investor”), in exchange for $35.2 million in cash contributions to Generation Holdings II through the Generation Holdings II LLC Agreement. Generation Holdings II is considered a VIE as it passes the variability of its operating results through to its shareholders (Generation Holdings I and Blackstone Investor) and has insufficient equity to finance its activities without additional subordinated financial support. The sole purpose of the VIE is to own and operate GenCo which will acquire and build generation assets and provide capacity and electricity to support data center customers. Generation Holdings II and its wholly owned subsidiary, GenCo, is a consolidated VIE, as we have the power to direct the significant decision-making activities that most impact the ongoing operations and economic performance of the entity (i.e., we are the primary beneficiary) including business development and operating decisions. See Note 4 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025, for additional details on the Generation Holdings II LLC Agreement.
During the three and six months ended June 30, 2026, we received $39.8 million and $47.8 million in contributions, respectively, and we made zero distributions during the three and six months ended June 30, 2026, respectively, to our Generation Holdings II minority interest holders based on their relative ownership percentages. There were no contributions received or distributions made during the three and six months ended June 30, 2025.

Our Condensed Consolidated Balance Sheets (unaudited) included the following assets and liabilities associated with the GenCo VIE:

(in millions)	June 30, 2026	December 31, 2025
Net Property, Plant and Equipment	$530.1	$39.7
Current assets	174.3	62.5
Other assets	213.9	305.4
Regulatory assets	10.0	—
Total assets(1)	928.3	407.6
Current liabilities	322.5	40.8
Total liabilities(1)	$322.5	$40.8
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Contributions from NIPSCO minority interest holders	$51.2	$99.5	$76.7	$134.3
Distributions to NIPSCO minority interest holders	27.1	26.9	47.0	44.4

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

The following table presents the calculation of our basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Numerator:
Net Income Available to Common Shareholders	$45.5	$102.2	$556.2	$577.0
Less: Income allocated to participating securities	0.1	0.3	1.2	1.1
Net Income Available to Common Shareholders - Basic	45.4	101.9	555.0	575.9
Net Income Available to Common Shareholders - Diluted	$45.4	$101.9	$555.0	$575.9
Denominator:
Average common shares outstanding - Basic	479.7	471.0	479.4	470.6
Dilutive potential common shares:
Shares contingently issuable under employee stock plans	1.1	1.0	1.3	1.2
Shares restricted under employee stock plans	0.1	0.1	0.1	0.5
ATM forward sale agreements	0.3	—	0.2
Average Common Shares - Diluted	481.2	472.1	481.0	472.3
Earnings per common share:
Basic	$0.10	$0.22	$1.16	$1.22
Diluted	$0.09	$0.22	$1.15	$1.22

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
6.    Equity
ATM Program. In October 2025, we entered into eleven separate equity distribution agreements providing for the sale up to an aggregate of $1.5 billion of our common stock.

•In October 2025, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,390,057 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $41.84 per share. We may settle the forward sale agreement in shares, cash or net shares by October 2026. Had we settled all of the shares under the forward sale agreement at June 30, 2026, we would have received approximately $99.7 million, based on a net price of $41.72 per share.

•In February 2026, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,200,000 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $45.63 per share. We may settle the forward sale agreement in shares, cash or net shares by December 2026. Had we settled all of the shares under the forward sale agreement at June 30, 2026, we would have received approximately $100.0 million, based on a net price of $45.46 per share.

•In June 2026, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,151,874 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $46.47 per share. We may settle the forward sale agreement in shares, cash or net shares by December 2026. Had we settled all of the shares under the forward sale agreement at June 30, 2026, we would have received approximately $99.2 million, based on a net price of $46.10 per share.

•As of June 30, 2026, the ATM program inclusive of the outstanding forward sale agreements had approximately $1.15 billion of equity capacity available. The ATM program expires in December 2028.

Preferred Stock. During the first quarter of 2026, following the issuance of final U.S. Treasury and Internal Revenue Service regulations clarifying the scope and application of the federal excise tax on stock repurchases made after December 31, 2022, we evaluated the applicability of the excise tax to our 2023 Series A Preferred Stock redemption premium. Based on this assessment, we determined that the excise tax previously recorded does not apply to these share repurchases. Accordingly, we reversed approximately $3.6 million of excise tax expense and recognized a receivable as of June 30, 2026, for the expected refund of the amounts previously remitted.

7.    Short-Term Borrowings
We generate short-term borrowings from our revolving credit facility, commercial paper program, and accounts receivable transfer programs. Each of these borrowing sources is described further below.
Revolving Credit Facility. We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, the issuance of letters of credit and general corporate purposes. Our revolving credit facility has a facility limit of $2.50 billion and is comprised of a syndicate of banks. We had no outstanding borrowings under this facility as of June 30, 2026 and December 31, 2025, respectively.
Commercial Paper Program. Our commercial paper program has a limit of $2.50 billion. We had $692.0 million and $736.0 million of commercial paper outstanding with weighted-average interest rates of 4.00% and 3.92% as of June 30, 2026 and December 31, 2025, respectively.
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
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of June 30, 2026, the maximum amount of debt that could be borrowed related to our accounts receivable programs was $245.0 million.
We had no short-term borrowings related to the securitization transactions as of June 30, 2026 and December 31, 2025, respectively.
For the six months ended June 30, 2026 and 2025, no cash flows from financing activities were recorded related to the change in short-term borrowings due to securitization transactions. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.
Items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited) as turnover is quick, the amounts are large, and their maturities are less than 90 days.
8.    Long-Term Debt
In May 2026, we completed the issuance and sale of $500.0 million of 4.75% senior unsecured notes maturing in 2031 and $750.0 million of 5.30% senior unsecured notes maturing in 2036. The issuances resulted in approximately $1.236 billion of total net proceeds after discount and debt issuance costs.

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
NIPSCO Electric Special Contract and GenCo PPA filing. In November 2025, NIPSCO and GenCo filed an application with the IURC seeking approval of (i) the ADS Contract, (ii) a related power purchase agreement between NIPSCO and GenCo, and (iii) an alternative regulatory plan and associated accounting treatment. An order was received in June 2026, fully approving the Stipulation and Settlement Agreement filed with the IURC by NIPSCO, GenCo, the OUCC and NIPSCO industrial resolving all issues.
In April 2026, NIPSCO submitted a compliance filing containing an amendment to the ADS Contract to accelerate the delivery of capacity to ADS. This compliance filing was acted upon at the same time as IURC's order noted above. NIPSCO and GenCo also filed an application with the IURC seeking approval of (i) a retail special contract for electric service between NIPSCO and a wholly owned subsidiary of Alphabet, (ii) a related power purchase agreement between NIPSCO and GenCo, and (iii) an alternative regulatory plan and associated accounting treatment. An order was received in July 2026 approving the application as filed, without change.

In July 2026, NIPSCO and GenCo filed an application with the IURC seeking approval of (i) an amendment to the ADS Contract for incremental service, (ii) a related power purchase agreement between NIPSCO and GenCo, and (iii) an alternative regulatory plan and associated accounting treatment. An order is expected in the fourth quarter of 2026.
In August 2026, NIPSCO and GenCo filed applications with FERC seeking authorization to engage in affiliate transactions between GenCo and NIPSCO to serve Amazon and Alphabet. FERC orders are expected in the fourth quarter of 2026.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
202(c) Emergency Order for R.M. Schahfer coal facility. Before the planned retirement of the R.M. Schahfer coal facility at the end of December 2025, NIPSCO received the first of several successive emergency orders under section 202(c) of the Federal Power Act, to continue operating in 90-day increments, currently through September 19, 2026. The orders stated that continued operation of R.M. Schahfer is required to meet an energy emergency across MISO’s North and Central regions. Consistent with the Federal Power Act and the U.S. Department of Energy regulations, the order authorizes NIPSCO to obtain cost recovery pursuant to 16 U.S.C. § 824a(c). As directed, NIPSCO continued to make R.M. Schahfer available in the MISO market. Following receipt of the initial emergency order, NIPSCO filed a complaint with FERC seeking a modification of the MISO tariff to establish a mechanism for recovery and allocation of the cost to comply with this order. In March 2026, FERC granted NIPSCO's complaint and ordered MISO to make a compliance filing with proposed schedule 56 (NIPSCO's Cost Recovery Mechanism) within 30 days of FERC's approval of the compliance filing for Schedule 55 (Consumers Energy Company's Cost Recovery Mechanism). NIPSCO filed a petition with the IURC to recover federally mandated costs related to the U.S. Department of Energy's 202(c) emergency order in December of 2025, but the proceeding is being held in abeyance pending resolution of FERC/MISO level recovery of costs incurred while operating under the 202(c) emergency order. While we do not believe IURC-level recovery under the FMCA Statute will be required, the petition was filed to preserve the right to seek such recovery if needed. Should such recovery become necessary, NIPSCO intends to file testimony and evidence outlining and justifying its request at a later date. As of June 30, 2026, $102.2 million has been deferred to non-current regulatory assets for incremental costs incurred to comply with the 202(c) emergency order and $33.5 million of non-current regulatory liabilities have been established for net MISO revenues. At present, NIPSCO is filing quarterly status reports with the IURC to keep them informed. In August 2026, NIPSCO filed its Sections 205, 202(c), and 309 filing to recover $38.0 million of net costs incurred in the first quarter of 2026 to comply with the December Section 202(c) emergency order. NIPSCO will place rates into effect after 60 days has passed and FERC (1) approves MISO’s Compliance Tariff Mechanism for Consumers Energy Company; and (2) approves MISO’s Compliance Tariff Mechanism for NIPSCO.

IURC Investigations. In November 2025, the IURC initiated an investigation into the accuracy of NIPSCO’s gas meters. This investigation followed NIPSCO's disclosure of a latent issue with a small percentage of the meter indexes in NIPSCO's gas meters, which was discovered during roll-out of new Advanced Metering Infrastructure communications modules for gas meters. NIPSCO filed testimony in March 2026 and a hearing is scheduled for October 2026.
In July 2026, IURC initiated formal investigations related to authorized return on equity and the future use of regulatory trackers for Indiana investor-owned electric utilities. These investigations were initiated in connection with the implementation of House Enrolled Act 1002 and are intended to evaluate potential adjustments to the regulatory framework as Indiana utilities transition to multi-year rate plans. The outcome of these proceedings could affect future ratemaking mechanisms and regulatory policy applicable to the Company; however, the Company cannot currently predict the timing or outcome of these investigations.
10.    Risk Management Activities
We are exposed to certain risks relating to our ongoing business operations, namely commodity price risk and interest rate risk. We recognize that the prudent and selective use of derivatives may help to limit volatility in the price of natural gas and manage interest rate exposure.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

	June 30, 2026		December 31, 2025
(in millions)	Assets	Liabilities	Assets	Liabilities
Current(1)
Derivatives not designated as hedging instruments	$2.9	$3.5	$9.7	$2.1
Total	$2.9	$3.5	$9.7	$2.1
Noncurrent(2)
Derivatives not designated as hedging instruments	$8.7	$10.8	$9.1	$3.8
Total	$8.7	$10.8	$9.1	$3.8
(1)Current assets and liabilities are presented in "Other current assets" and "Other accruals", respectively, on the Condensed Consolidated Balance Sheets (unaudited).
(2)Noncurrent assets and liabilities are presented in "Deferred charges and other" and "Other noncurrent liabilities", respectively, on the Condensed Consolidated Balance Sheets (unaudited).
Our derivative instruments are subject to enforceable master netting arrangements or similar agreements. No collateral was either received or posted related to our outstanding derivative positions at June 30, 2026. If the above gross asset and liability positions were presented net of amounts owed or receivable from counterparties, we would report a net liability position of $2.7 million and a net asset position of $12.9 million as of June 30, 2026 and December 31, 2025, respectively.
Derivatives Not Designated as Hedging Instruments
Commodity price risk management. We, along with our utility customers, are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. We purchase natural gas for sale and delivery to our retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of our utility subsidiaries offer programs whereby variability in the market price of gas is assumed by the respective utility. The objective of our commodity price risk programs is to mitigate the gas cost variability, for our customers, associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of futures, options, forwards or other derivative contracts. As of June 30, 2026 and December 31, 2025, we had 80.9 MMDth and 83.7 MMDth, respectively, of net energy derivative volumes outstanding related to our natural gas hedges.
NIPSCO has received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments and is limited to 20% of NIPSCO's average annual GCA purchase volume. As of June 30, 2026, the remaining terms of these instruments range from one to six years. Likewise, Columbia of Pennsylvania has received approval for a 24-month rolling hedge program that will continue in perpetuity. The program is designed to financially hedge approximately 20% of the customers' annual demand. Under both programs, all gains and losses on these derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through the relevant cost recovery mechanism.
The following table summarizes the gains and losses associated with the commodity price risk programs deferred as regulatory assets and liabilities:

(in millions)	June 30, 2026	December 31, 2025
Regulatory Assets
Losses on commodity price risk programs	$20.3	$10.1
Regulatory Liabilities
Gains on commodity price risk programs	$12.2	$19.2
Our derivative instruments measured at fair value as of June 30, 2026 and December 31, 2025 do not contain any credit-risk-related contingent features.
Derivatives Designated as Hedging Instruments

Interest rate risk management. As of June 30, 2026 and December 31, 2025, we had no active interest rate swap positions. We

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
have recorded the overall net loss related to previously settled interest rate swaps in AOCI. The gain or loss associated with each previously settled interest rate swap is amortized in interest expense over the term of each corresponding debt issuance. These amounts were immaterial for the three and six months ended June 30, 2026 and 2025 and are recorded in "Interest expense, net" on the Condensed Statements of Consolidated Income (unaudited). Amounts expected to be reclassified to earnings during the next twelve months are immaterial. See Note 16, "Accumulated Other Comprehensive Loss," for additional information.
11.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.

Recurring Fair Value Measurements June 30, 2026 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2026
Assets
Risk management assets	$—	$11.6	$—	$11.6
Available-for-sale debt securities	—	163.3	—	163.3
Equity securities(1)(2)	9.4	—	—	9.4
Total	$9.4	$174.9	$—	$184.3
Liabilities
Risk management liabilities	$—	$14.3	$—	$14.3
Total	$—	$14.3	$—	$14.3
(1)Equity securities are in a high dividend equity fund and are valued using market prices in active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Equity securities are presented in "Other Investments" on the Condensed Consolidated Balance Sheets (unaudited).
(2)As of June 30, 2026, the investment cost of equity securities measured at fair value was $7.9 million, gross unrealized gains were $1.6 million, and the fair value was $9.4 million.

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
Available-for-Sale Debt Securities. Available-for-sale debt securities are investments pledged as collateral for trust accounts related to our wholly owned insurance company. We value U.S. Treasury, corporate debt and mortgage-backed securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2 of the fair value hierarchy.
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

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at June 30, 2026 and December 31, 2025 were:

June 30, 2026 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$10.4	$—	$(0.1)	$10.3
Corporate/Other debt securities	154.2	1.4	(2.6)	153.0
Total	$164.6	$1.4	$(2.7)	$163.3

December 31, 2025 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$9.5	$—	$—	$9.5
Corporate/Other debt securities	136.3	2.4	(2.1)	136.6
Total	$145.8	$2.4	$(2.1)	$146.1
(1)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $8.7 million and $74.2 million, respectively, at June 30, 2026.
(2)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $3.5 million and $40.2 million, respectively, at December 31, 2025.
The cost of maturities sold is based upon specific identification. Net realized gains and losses on available-for-sale securities were $0.1 million for the three and six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, approximately $10.6 million and $5.8 million of Corporate/Other debt securities and U.S. Treasury debt securities, respectively, had maturities of less than a year.
Equity Investments. Investments measured at net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. These investments represent holdings in a single private investment fund that are redeemable at the election of the holder. As of June 30, 2026 and December 31, 2025, the Company holds $18.4 million and $17.9 million of equity investments measured at net asset value, respectively.
Non-recurring Fair Value Measurements
We measure the fair value of certain assets, including goodwill, on a non-recurring basis, typically when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of June 30, 2026, no non-recurring fair value adjustments have been made.
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. As of June 30, 2026, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.
The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of June 30, 2026	Estimated Fair Value as of June 30, 2026	Carrying Amount as of Dec. 31, 2025	Estimated Fair Value as of Dec. 31, 2025
Long-term debt (including current portion)	$16,711.0	$16,015.4	$15,477.5	$14,975.3
12.    Goodwill
The following presents our goodwill balance allocated by segment as of June 30, 2026:

(in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Goodwill	$1,468.1	$17.8	$—	$1,485.9

For our annual goodwill impairment analysis performed as of May 1, 2026, we performed a qualitative "step 0" assessment and determined that it was more likely than not that the estimated fair value of the reporting units substantially exceeded their carrying values. For this test, we assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units as compared to their baseline May 1, 2024 "step 1" fair value measurement. There have been no impairments recorded during the periods presented.

13.    Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2026 and 2025 applied to year-to-date pretax income, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2026 and 2025 were 21.7% and 19.1%, respectively. The effective tax rates for the six months ended June 30, 2026 and 2025 were 13.9% and 17.1%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to net income attributable to noncontrolling interest, amortization of excess deferred income taxes, federal investment and production tax credits net of deferred regulatory liabilities, state income taxes, and other permanent book-to-tax differences.

The increase in the three month effective tax rate of 2.6% in 2026 compared to 2025 is primarily driven by lower federal investment and production tax credits net of pass back and decreased amortization of excess deferred income taxes, partially offset by a decrease in state tax expense and higher AFUDC equity.

The decrease in the six month effective tax rate of 3.2% in 2026 compared to 2025 is primarily driven by higher federal investment and production credit pass back realized during 2026.

As of June 30, 2026, there have been no material changes to our unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 15 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of these unrecognized tax benefits.

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
For the six months ended June 30, 2026 and 2025, we contributed $2.6 million and $1.0 million, respectively, to our pension plans and $11.1 million and $10.5 million, respectively, to our OPEB plans.
The following table provides the components of the plans' actuarially determined net periodic benefit cost for the three and six months ended June 30, 2026 and 2025:

	Pension Benefits		OPEB
Three Months Ended June 30, (in millions)	2026	2025	2026	2025
Components of Net Periodic Benefit Cost(1)
Service cost	$5.2	$4.9	$0.9	$1.0
Interest cost	14.1	16.0	4.6	5.6
Expected return on assets	(22.5)	(23.1)	(4.2)	(4.2)
Amortization of prior service credit	—	—	(1.1)	(0.4)
Recognized actuarial loss	5.9	6.4	—	0.4
Total Net Periodic Benefit Cost	$2.7	$4.2	$0.2	$2.4
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

	Pension Benefits		OPEB
Six Months Ended June 30, (in millions)	2026	2025	2026	2025
Components of Net Periodic Benefit Cost(1)
Service cost	$10.5	$9.8	$1.7	$2.0
Interest cost	28.2	32.0	9.2	11.2
Expected return on assets	(45.0)	(46.2)	(8.3)	(8.4)
Amortization of prior service credit	—	—	(2.2)	(0.8)
Recognized actuarial loss	11.8	12.8	0.1	0.8
Total Net Periodic Benefit Cost	$5.5	$8.4	$0.5	$4.8
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
15.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. As of June 30, 2026 and December 31, 2025, we had issued letters of credit of $119.0 million for the benefit of third parties.
We provide guarantees related to our future performance under BTAs for our renewable generation projects. At June 30, 2026 and December 31, 2025, our guarantees for multiple BTAs totaled $27.2 million. See Note 19 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025 for more information.
We provide guarantees related to some of our rail and pipeline service agreements. If we do not meet our contractual obligations under the terms of these agreements we would be required to pay up to a maximum of $52.2 million and $52.0 million as of June 30, 2026 and December 31, 2025, respectively.
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
As of June 30, 2026 and December 31, 2025, we had recorded a liability of $80.2 million and $82.6 million, respectively, to cover environmental remediation at various sites. This liability is included in "Other accruals" and "Other noncurrent liabilities and deferred credits" in the Condensed Consolidated Balance Sheets (unaudited). We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.

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
MGP. We maintain a program to identify and investigate former MGP sites where our subsidiaries or predecessors may have liability. The program has identified 36 such sites where liability is probable. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements.
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We perform an annual update of the model in the second quarter each year. No material changes to the estimated future remediation costs were identified during the update completed as of June 30, 2026. Our total estimated liability related to the facilities subject to remediation was $72.6 million and $75.5 million at June 30, 2026 and December 31, 2025, respectively. The liability represents our best estimate of the probable cost to remediate the MGP sites. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
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

D. Other Matters.
EPC Agreements. GenCo has entered into certain EPC contracts to construct generation capacity assets to support our data center strategy, requiring payments at specified periods. In certain instances, we may terminate for convenience the EPC Contracts and pay certain incurred project costs and termination fees.
Pool Resource Asset Agreements. As of June 30, 2026, GenCo executed two fixed price ESA contracts to support the contracted customer demand, which are contingent on regulatory approval (such approval being the responsibility of the respective developers). GenCo has committed approximately $658.7 million under these ESAs over 15 years; however, GenCo has exercised an option and intends to convert one of these ESAs, which relates to a battery storage project (the “Tipton BESS Project”) with 167 MW nameplate capacity that is expected to be completed in 2028, to a BTA (the “Tipton BTA”).
GenCo also entered into a battery e-storage supply agreement of which approximately $122.7 million is considered a noncancelable commitment as of June 30, 2026. We have provided a guarantee related to this supply agreement under which the total guarantee as of June 30, 2026 is $245.4 million.
As of June 30, 2026, NIPSCO entered into market capacity purchase agreements to secure additional capacity for the period 2028 through 2030 for approximately $174.6 million to support the contracted demand load of its data center customers. In April 2026, GenCo entered into a capacity agreement for the period from 2028 through 2040 for approximately $1.1 billion, also to support the contracted demand load of its data center customers. This capacity agreement is subject to regulatory approval.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
16.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss, net of tax:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of March 31, 2026	$(1.1)	$(13.7)	$5.6	$(9.2)
Other comprehensive income (loss) before reclassifications	0.6	—	(1.1)	(0.5)
Amounts reclassified from accumulated other comprehensive loss	0.1	(0.1)	0.2	0.2
Net current-period other comprehensive income (loss)	0.7	(0.1)	(0.9)	(0.3)
Balance as of June 30, 2026	$(0.4)	$(13.8)	$4.7	$(9.5)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of December 31, 2025	$0.1	$(13.6)	$7.3	$(6.2)
Other comprehensive loss before reclassifications	(0.6)	—	(2.9)	(3.5)
Amounts reclassified from accumulated other comprehensive loss	0.1	(0.2)	0.3	0.2
Net current-period other comprehensive income (loss)	(0.5)	(0.2)	(2.6)	(3.3)
Balance as of June 30, 2026	$(0.4)	$(13.8)	$4.7	$(9.5)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of March 31, 2025	$(3.2)	$(13.3)	$(12.7)	$(29.2)
Other comprehensive income (loss) before reclassifications	1.0	—	(0.1)	0.9
Amounts reclassified from accumulated other comprehensive loss	—	(0.1)	0.2	0.1
Net current-period other comprehensive income (loss)	1.0	(0.1)	0.1	1.0
Balance as of June 30, 2025	$(2.2)	$(13.4)	$(12.6)	$(28.2)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of December 31, 2024	$(4.0)	$(13.2)	$(13.2)	$(30.4)
Other comprehensive income before reclassifications	1.8	—	0.2	2.0
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	0.4	0.2
Net current-period other comprehensive income (loss)	1.8	(0.2)	0.6	2.2
Balance as of June 30, 2025	$(2.2)	$(13.4)	$(12.6)	$(28.2)
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

Three Months Ended June 30, 2026
(in millions)	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External Revenue	$597.0	$743.9	$1,340.9
Intersegment Revenue	3.5	0.3	3.8
Total Operating Revenue	$600.5	$744.2	$1,344.7

Cost of energy	80.8	111.8	192.6
O&M	225.2	270.4	495.6
Depreciation	131.4	222.2	353.6
Total other taxes	59.8	19.4	79.2
Operating Income	$103.3	$120.4	$223.7

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three Months Ended June 30, 2025
(in millions)	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External revenue	$601.2	$680.6	$1,281.8
Intersegment revenue	3.5	0.2	3.7
Total Operating Revenue	604.7	680.8	1,285.5

Cost of energy	110.4	151.4	261.8
O&M	207.7	211.0	418.7
Depreciation	111.7	165.9	277.6
Total other taxes	52.4	18.1	70.5
Other segment items(1)	0.3	0.4	0.7
Operating Income	$122.2	$134.0	$256.2
(1)Other segment items consists of Loss on Sale or Impairment of Assets and other segment income or expenses deemed insignificant which are used to reach our measurement of segment profit or loss, Operating Income.

Six Months Ended June 30, 2026
(in millions)	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External revenue	$1,920.2	$1,782.4	$3,702.6
Intersegment revenue	6.9	0.6	7.5
Total Operating Revenue	$1,927.1	$1,783.0	$3,710.1

Cost of energy	464.7	397.1	861.8
O&M	503.6	491.8	995.4
Depreciation	252.3	384.9	637.2
Total other taxes	130.9	40.3	171.2
Operating Income	$575.6	$468.9	$1,044.5

Six Months Ended June 30, 2025
(in millions)	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External revenue	$1,841.8	$1,622.0	$3,463.8
Intersegment revenue	6.7	0.5	7.2
Total Operating Revenue	1,848.5	1,622.5	3,471.0

Cost of energy	490.2	419.1	909.3
O&M	450.7	413.0	863.7
Depreciation	219.9	307.2	527.1
Total other taxes	119.4	36.6	156.0
Other segment items(1)	0.3	0.7	1.0
Operating Income	$568.0	$445.9	$1,013.9
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table provides information about the assets of our reportable segments included in the Condensed Consolidated Balance Sheets (unaudited):

(in millions)	June 30, 2026	December 31, 2025
Assets
Columbia Operations	$16,258.5	$15,903.7
NIPSCO Operations	19,066.4	18,126.7
Corporate and Other	2,218.7	1,828.3
Consolidated Assets	$37,543.6	$35,858.7

To reconcile the segment tables above to consolidated NiSource:

Three Months Ended June 30, 2026
(in millions)	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$1,344.7	$163.4	$(165.7)	$1,342.4
Operating Income	223.7	4.4	—	228.1

Three Months Ended June 30, 2025
(in millions)	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$1,285.5	$144.6	$(147.1)	$1,283.0
Operating Income	256.2	6.7	—	262.9

Six Months Ended June 30, 2026
(in millions)	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$3,710.1	$310.7	$(315.3)	$3,705.5
Operating Income	1,044.5	2.8	—	1,047.3

Six Months Ended June 30, 2025
(in millions)	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$3,471.0	$290.0	$(294.8)	$3,466.2
Operating Income	1,013.9	8.4	—	1,022.3

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
18.     Other, Net
The following table displays the components of Other, Net included on the Condensed Statements of Consolidated Income (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Interest income	$1.6	$1.5	$6.3	$3.5
AFUDC equity	14.6	8.6	24.4	17.8
Pension and other postretirement non-service benefit (cost)	2.2	(1.6)	4.4	(5.4)
Tax penalty	—	(8.1)	—	(9.2)
Miscellaneous	(0.2)	0.1	(2.5)	(0.4)
Total Other, net	$18.2	$0.5	$32.6	$6.3

19.     Supplemental Disclosures of Cash Flow Information
The following table displays the components of Working Capital on the Condensed Statements of Consolidated Cash Flows (unaudited):

	Six Months Ended June 30,
(in millions)	2026	2025
Accounts receivable	$343.5	$185.6
Income tax receivable	11.8	—
Gas storage and other inventories	60.6	20.9
Accounts payable	(238.9)	(146.9)
Customer deposits and credits	(119.5)	(108.9)
Taxes accrued	21.0	(0.7)
Interest accrued	35.0	20.5
Exchange gas receivable/payable	(215.6)	73.8
Other accruals	(20.8)	(17.6)
Prepayments and other current assets	(116.5)	(28.4)
Accrued compensation and employee benefits	(32.6)	(63.1)
Total change in working capital	$(272.0)	$(64.8)

	Six Months Ended June 30,
(in millions)	2026	2025
Non-cash transactions:
Capital expenditures included in current liabilities	$678.8	$426.6
Advance deposits transferred to capital expenditures	108.6	—
Dividends declared but not paid	148.0	135.1

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

Data Center Contracts and Strategy: Set forth below is a discussion of recent developments relating to our data center contracts and strategy. This discussion is supplemental to, and should be read in conjunction with, our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, in particular Part I, Item 1A, "Risk Factors—Data Center Operations and Strategy Risk" and Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—ADS Contract and Data Center Strategy", and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, in particular Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations— Executive Summary—Data Center Contracts and Strategy."
Construction Update

GenCo continues to advance development of its new combined‑cycle natural gas‑fired generation facility to support the ADS Contract. During the period, the EPC contractor progressed engineering, procurement, and planning activities in support of construction beginning in the third quarter of 2026, including mobilization in June 2026 for initial civil site work. The equipment supply contract for the CCGT units is progressing in accordance with planned delivery schedules.

GenCo is also advancing the development of a combined 400 MW and 100 MW BESS installation. The battery equipment supply contract was awarded in February 2026, and the EPC contractor continues engineering, procurement, and planning activities to support the anticipated start of on-site construction in the third quarter of 2026.

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

We evaluate potential transactions with Pool Resource Asset customers in the context of existing demand and resources within the pool in order to promote a sustainable alignment between committed customer demand within the pool and capacity available from Pool Resource Assets. For additional information regarding our Pool Resource Asset strategy and the initial Pool Resource Assets expected to serve our existing data center customers, refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations— Executive Summary" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

As we evaluate data center opportunities, we focus on community, financial, operational, and regulatory factors to support our strategy. We believe this development can enhance Indiana's tax base, diversify employment, and add value for customers and shareholders. Simultaneously, we remain committed to responsibly managing power demand and environmental goals.

In order to perform under any further data center contracts, we expect that we would need to develop or contract for additional generation and transmission assets, which may be significant, and obtain additional financing in connection with such development. For these and other reasons, our ability to successfully execute our data center strategy is subject to a number of risks and uncertainties. Refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Energy Transition: We continue to advance our energy transition strategy, primarily through the continuation and enhancement of existing programs, such as implementing our plan to retire and replace remaining coal-fired electric generation by 2028 with a balanced mix of low- or zero-emission electric generation, ongoing pipe replacement and modernization programs, and deployment of advanced leak detection and repair. We continue to make progress on our electric generation transition, initiated through our 2018 Plan, and we are continually adjusting to the dynamic energy landscape. Before the planned retirement of the R.M. Schahfer coal facility at the end of December 2025, NIPSCO received the first of successive emergency orders under section 202(c) of the Federal Power Act, to continue operating in 90-day increments, currently through September 19, 2026. The orders stated that continued operation of R.M. Schahfer is required to meet an energy emergency across MISO’s North and Central regions. Consistent with the Federal Power Act and the U.S. Department of Energy regulations, the order authorizes NIPSCO to obtain cost recovery pursuant to 16 U.S.C. § 824a(c). For additional information, see Note 9, "Regulatory Matters," and see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

NIPSCO's 2024 Plan was submitted to the IURC on December 9, 2024. The 2024 Plan maintains the retirement decisions and capacity additions identified in the 2018 and 2021 Integrated Resource Plans and calls for additional generation resources through 2029 to support capacity requirements. The 2024 Plan informs future generation investments required to ensure reliability for NIPSCO’s customers and incorporates factors such as anticipated load growth from data centers and other economic development opportunities, EPA emissions rules, and evolving MISO resource accreditation rules. Given that the 90-day 202(c) emergency order could continue to be issued every 90 days to keep R.M. Schahfer open for the foreseeable future, and given that MISO's resource accreditations for renewables and storage remain uncertain, it will be necessary to evaluate changes to our previously communicated resource timelines and alternative resource decisions. We plan to move as efficiently as possible while maintaining the integrity of our commercial, planning, regulatory, procurement and operational execution processes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Transformation: We are modernizing and unlocking efficiencies within our systems and processes on operational excellence, safety, operation and maintenance management. These efforts include investments in proven technologies backed with standardized processes that are changing the way we plan, schedule, and execute work in the field and how we engage and provide service to our customers. We continue to focus on our customer technology platforms, which we believe will not only transform technology to enhance our employee and customer experiences, but also modernize systems and further reduce our enterprise risk related to end-of-life systems.

Value Captured: During the first quarter, we initiated a multi-year program, Value Captured, aimed at accelerating certain transformation activities in response to growing customer affordability concerns. This program is focused on operational efficiencies, evaluating target operating models and improving long-term scalability. In the second quarter, we began our first phase of internal functional re-organization, resulting in involuntary employee separations. The separation benefits provided fall under our existing severance policy. The re-organization is ongoing and is expected to result in additional impacts.

NIPSCO Union Contract Negotiations: On April 2, 2026, NIPSCO initiated a lockout of employees represented by the United Steelworkers following months of extensive negotiations to produce successor collective bargaining agreements by the contract expiration date of March 31, 2026. Agreements were reached and subsequently ratified by the physical and clerical bargaining units on April 24, 2026, and May 1, 2026, respectively, ending the lockout. During the lockout period, we incurred incremental costs to support our work continuity plans. For additional information see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations—NIPSCO Operations.

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
Summary of Consolidated Financial Results
A summary of our consolidated financial results for the three and six months ended June 30, 2026 and 2025 are presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	Favorable (Unfavorable)	2026	2025	Favorable (Unfavorable)
Operating Revenues	$1,342.4	$1,283.0	$59.4	$3,705.5	$3,466.2	$239.3
Operating Expenses
Cost of energy	193.6	261.8	68.2	862.8	909.3	46.5
Other operating expenses	920.7	758.3	(162.4)	1,795.4	1,534.6	(260.8)
Total Operating Expenses	1,114.3	1,020.1	(94.2)	2,658.2	2,443.9	(214.3)
Operating Income	228.1	262.9	(34.8)	1,047.3	1,022.3	25.0
Total Other Deductions, Net	(181.0)	(138.6)	(42.4)	(358.2)	(265.6)	(92.6)
Income Taxes	10.2	23.8	13.6	96.0	129.5	33.5
Net Income	36.9	100.5	(63.6)	593.1	627.2	(34.1)
Net income (loss) attributable to noncontrolling interest	(8.6)	(1.7)	6.9	40.5	50.2	9.7
Net Income Attributable to NiSource	45.5	102.2	(56.7)	552.6	577.0	(24.4)
Preferred dividends redemption premium	—	—	—	3.6	—	3.6
Net Income Available to Common Shareholders	$45.5	$102.2	$(56.7)	$556.2	$577.0	$(20.8)
Earnings Per Share
Basic Earnings Per Share	$0.10	$0.22	$(0.12)	$1.16	$1.22	$(0.06)
Diluted Earnings Per Share	$0.09	$0.22	$(0.13)	$1.15	$1.22	$(0.07)
The majority of the costs of energy in both segments are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

The decrease in net income available to common shareholders for the three months ended June 30, 2026 was primarily due to higher operation and maintenance expense, primarily related to outside services and labor costs, increased depreciation expense, and higher interest expense, partially offset by higher revenues associated with capital investments.
The decrease in net income available to common shareholders for the six months ended June 30, 2026 was primarily due to higher operation and maintenance expense, primarily related to outside services and labor costs, increased interest expense, and increased depreciation expense, partially offset by higher revenues associated with capital investments.
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

RESULTS AND DISCUSSION OF SEGMENT OPERATIONS

Presentation of Segment Information
Columbia Operations aggregates the results of the fully regulated and wholly owned subsidiaries of NiSource Gas Distribution Group, Inc. Each Columbia distribution company is an operating segment which we aggregate to form the Columbia Operations reportable segment. NIPSCO Operations aggregates the results of NIPSCO Holdings I and its majority-owned subsidiaries, including NIPSCO, which has both fully regulated gas and electric operations in northern Indiana. The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as a reportable segment, are presented as "Corporate and Other" within the Notes to the Condensed Consolidated Financial Statements (unaudited) and primarily are comprised of interest expense on holding company debt, unallocated corporate costs and activities and new business development costs and operating results of GenCo.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations
Financial and operational data for the Columbia Operations segment for the three and six months ended June 30, 2026 and 2025 are presented below.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Favorable (Unfavorable)	2026	2025	Favorable (Unfavorable)
Operating Revenues	$600.5	$604.7	$(4.2)	$1,927.1	$1,848.5	$78.6
Operating Expenses
Cost of energy	80.8	110.4	29.6	464.7	490.2	25.5
Operation and maintenance	225.2	207.7	(17.5)	503.6	450.7	(52.9)
Depreciation and amortization	131.4	111.7	(19.7)	252.3	219.9	(32.4)
Loss on sale of assets, net	—	0.3	0.3	—	0.3	0.3
Other taxes	59.8	52.4	(7.4)	130.9	119.4	(11.5)
Total Operating Expenses	497.2	482.5	(14.7)	1,351.5	1,280.5	(71.0)
Operating Income	$103.3	$122.2	$(18.9)	$575.6	$568.0	$7.6
Revenues
Residential	$406.2	$402.1	$4.1	$1,313.7	$1,260.1	$53.6
Commercial	126.8	127.7	(0.9)	460.0	435.8	24.2
Industrial	40.8	38.1	2.7	98.8	86.3	12.5
Off-System	11.5	22.8	(11.3)	28.3	45.1	(16.8)
Wholesale and Other	15.2	14.0	1.2	26.3	21.2	5.1
Total	$600.5	$604.7	$(4.2)	$1,927.1	$1,848.5	$78.6
Sales and Transportation (MMDth)
Residential	17.5	20.0	(2.5)	106.0	110.8	(4.8)
Commercial	19.5	20.8	(1.3)	80.3	82.7	(2.4)
Industrial	66.6	63.5	3.1	143.6	135.6	8.0
Off-System	3.6	8.7	(5.1)	8.0	14.6	(6.6)
Wholesale and Other	0.1	—	0.1	0.3	0.2	0.1
Total	107.3	113.0	(5.7)	338.2	343.9	(5.7)
Heating Degree Days(1)	437	494	(57)	3,093	3,164	(71)
Normal Heating Degree Days(1)	493	501	(8)	3,129	3,167	(38)
% Warmer than Normal	(11)%	(1)%		(1)%	—%
% Warmer than prior year	(12)%			(2)%
Columbia Operations Customers
Residential				2,230,081	2,219,628	10,453
Commercial				188,389	187,963	426
Industrial				1,961	1,980	(19)
Other				5	5	—
Total				2,420,436	2,409,576	10,860
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations
The underlying reasons for changes in our operating revenues for the three and six months ended June 30, 2026 compared to the same period in 2025 are presented below.

	Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended June 30, 2026 vs 2025	Six Months Ended June 30, 2026 vs 2025
Rates from base rate proceedings and regulatory capital programs	$27.8	$84.4
The effects of customer growth	0.8	2.0
The effects of customer usage	(0.7)	(1.6)
The effects of weather in 2026 compared to 2025, net of weather and revenue normalization mechanisms	(8.9)	(23.1)
Other	3.4	8.8
Change in operating revenues (before cost of energy and other tracked items)	$22.4	$70.5
Operating revenues offset in operating expense
Higher tracker deferrals within operation and maintenance, depreciation, and tax	3.0	33.6
Lower cost of energy billed to customers	(29.6)	(25.5)
Total change in operating revenues	$(4.2)	$78.6
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
Sales
The decrease in volumes for the three and six months ended June 30, 2026 compared to 2025 was a result of decreased usage from off-system, residential, and commercial customers, partially offset by increases in industrial usage and residential and commercial customer count.
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
The underlying reasons for changes in our operating expenses for the three and six months ended June 30, 2026 compared to the same period in 2025 are presented below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations

	Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended June 30, 2026 vs 2025	Six Months Ended June 30, 2026 vs 2025
Higher depreciation and amortization expense	$(19.7)	$(32.4)
Higher outside services expenses	(6.4)	(11.3)
Higher property tax	(6.9)	(9.2)
Higher employee and administrative related expenses	(2.1)	(2.7)
Value Captured initiative	(2.5)	(2.5)
Other	(3.7)	(4.8)
Change in operating expenses (before cost of energy and other tracked items)	$(41.3)	$(62.9)
Operating expenses offset in operating revenue
Higher tracker deferrals within operation and maintenance, depreciation, and tax	(3.0)	(33.6)
Lower cost of energy billed to customers	29.6	25.5
Total change in operating expense	$(14.7)	$(71.0)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations
Financial and operational data for the NIPSCO Operations segment, which services both gas and electric customers, for the three and six months ended June 30, 2026 and 2025 are presented below.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Favorable (Unfavorable)	2026	2025	Favorable (Unfavorable)
NIPSCO Operations
Operating Revenues	$744.2	$680.8	$63.4	$1,783.0	$1,622.5	$160.5
Operating Expenses
Cost of energy	111.8	151.4	39.6	397.1	419.1	22.0
Operation and maintenance	270.4	211.0	(59.4)	491.8	413.0	(78.8)
Depreciation and amortization	222.2	165.9	(56.3)	384.9	307.2	(77.7)
Loss on impairment of assets	—	0.4	0.4	—	0.7	0.7
Other taxes	19.4	18.1	(1.3)	40.3	36.6	(3.7)
Total Operating Expenses	623.8	546.8	(77.0)	1,314.1	1,176.6	(137.5)
Operating Income	$120.4	$134.0	$(13.6)	$468.9	$445.9	$23.0

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Favorable (Unfavorable)	2026	2025	Favorable (Unfavorable)
NIPSCO Electric
Revenues
Residential	$185.2	$164.6	$20.6	$363.6	$332.5	$31.1
Commercial	183.8	161.7	22.1	357.4	321.8	35.6
Industrial	160.8	134.4	26.4	317.7	277.2	40.5
Wholesale and Other	42.7	33.0	9.7	85.9	63.4	22.5
Total	$572.5	$493.7	$78.8	$1,124.6	$994.9	$129.7
Sales (GWh)
Residential	757.7	804.3	(46.6)	1,544.1	1,614.7	(70.6)
Commercial	895.4	896.7	(1.3)	1,794.3	1,781.5	12.8
Industrial	2,246.2	2,034.0	212.2	4,397.6	4,170.0	227.6
Wholesale and Other	248.6	286.2	(37.6)	403.6	466.7	(63.1)
Total	4,147.9	4,021.2	126.7	8,139.6	8,032.9	106.7
Cooling Degree Days	211	301	(90)	211	301	(90)
Normal Cooling Degree Days	271	264	7	271	264	7
% Warmer (Colder) than Normal	(22)%	14%		(22)%	14%
% Colder than prior year	(30)%			(30)%
NIPSCO Electric Customers
Residential				434,384	432,133	2,251
Commercial				59,820	59,416	404
Industrial				2,102	2,110	(8)
Wholesale and Other				700	705	(5)
Total				497,006	494,364	2,642

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Favorable (Unfavorable)	2026	2025	Favorable (Unfavorable)
NIPSCO Gas
Revenues
Residential	$104.9	$115.1	$(10.2)	$434.9	$413.8	$21.1
Commercial	42.1	45.7	(3.6)	160.8	150.8	10.0
Industrial	21.0	22.6	(1.6)	55.1	54.0	1.1
Other	3.7	3.7	—	7.6	9.0	(1.4)
Total	$171.7	$187.1	$(15.4)	$658.4	$627.6	$30.8
Sales and Transportation Volumes (MMDth)
Residential	7.4	8.6	(1.2)	38.9	41.3	(2.4)
Commercial	6.7	7.3	(0.6)	26.2	27.6	(1.4)
Industrial	61.4	64.5	(3.1)	132.6	138.3	(5.7)
Total	75.5	80.4	(4.9)	197.7	207.2	(9.5)
Heating Degree Days	551	660	(109)	3,468	3,675	(207)
Normal Heating Degree Days	633	640	(7)	3,682	3,719	(37)
% Colder (Warmer) than Normal	(13)%	3%		(6)%	(1)%
% Warmer than prior year	(17)%			(6)%
NIPSCO Gas Customers
Residential				809,399	803,375	6,024
Commercial				66,776	66,554	222
Industrial				2,641	2,696	(55)
Total				878,816	872,625	6,191
Comparability of operation and maintenance expenses and depreciation and amortization may be impacted by regulatory and depreciation trackers that allow for the recovery in rates of certain costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations
The underlying reasons for changes in our operating revenues for the three and six months ended June 30, 2026 compared to the same period in 2025 are presented below.

	Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended June 30, 2026 vs 2025	Six Months Ended June 30, 2026 vs 2025
Rates from base rate proceedings, regulatory capital and DSM programs	$120.8	$204.5
The effects of customer growth	2.4	6.4
The effects of customer usage	1.7	(4.6)
Policy adjustments	(9.5)	(14.3)
The effects of weather in 2026 compared to 2025, net of NIPSCO Gas' weather normalization mechanism	(9.3)	(17.2)
Other	(4.9)	1.0
Change in operating revenues (before cost of energy and other tracked items)	$101.2	$175.8
Operating revenues offset in operating expense
Higher tracker deferrals within operation and maintenance, depreciation and tax	1.8	6.7
Lower cost of energy billed to customers	(39.6)	(22.0)
Total change in operating revenues	$63.4	$160.5
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
Sales
The increase in total volumes sold to electric customers for the three and six months ended June 30, 2026 compared to the same period in 2025 was primarily attributable to increased industrial usage and residential customer count, partially offset by decreased residential and wholesale and other usage.
The decrease in total volumes sold to gas customers for the three and six months ended June 30, 2026 compared to the same period in 2025 was primarily attributable to decreased usage by industrial, residential, and commercial customers due to warmer weather, partially offset by increases in residential and commercial customer count.
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
The underlying reasons for changes in our operating expenses for the three and six months ended June 30, 2026 compared to the same period in 2025 are presented below.

	Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended June 30, 2026 vs 2025	Six Months Ended June 30, 2026 vs 2025
Higher depreciation and amortization expense driven by new base rates	$(56.2)	$(76.9)
Workplace continuity related expenses	(30.5)	(30.5)
Higher outside services expenses	(12.2)	(16.8)
Higher employee and administrative expenses	(8.4)	(8.6)
Higher property taxes	(2.6)	(5.2)
Value Captured initiative	(2.9)	(2.9)
Higher (lower) materials and supplies expenses	0.9	(2.3)
Other	(2.1)	(9.6)
Change in operating expenses (before cost of energy and other tracked items)	$(114.0)	$(152.8)
Operating expenses offset in operating revenue
Lower tracker deferrals within operation and maintenance, depreciation and tax	(2.6)	(6.7)
Lower cost of energy billed to customers	39.6	22.0
Total change in operating expense	$(77.0)	$(137.5)
Electric Supply and Generation Transition
NIPSCO continues to execute on an electric generation transition consistent with the 2018 Plan and 2021 Plan and maintained in the 2024 Plan. Before the planned retirement of the R.M. Schahfer coal facility at the end of December 2025, NIPSCO received the first of successive emergency orders under section 202(c) of the Federal Power Act, to continue operating in 90-day increments, currently through September 19, 2026. The orders stated that continued operation of R.M. Schahfer is required to meet an energy emergency across MISO’s North and Central regions. Consistent with the Federal Power Act and the U.S. Department of Energy regulations, the order authorizes NIPSCO to obtain cost recovery pursuant to 16 U.S.C. § 824a(c). As directed, NIPSCO continued to make R.M. Schahfer available in the MISO market. Following receipt of the emergency order, NIPSCO filed a complaint at FERC seeking a modification of the MISO tariff to establish a mechanism for recovery and allocation of the cost to comply with this order. NIPSCO made two filings with the IURC related to the emergency order. The first filing is to confirm accounting treatment of current electric rate order, and the second is a filing for recovery of federally mandated expenses related to the emergency order, which will be utilized in the event that any costs of complying with the emergency order fall outside of the MISO tariff recovery. Jurisdictional revenues and operating costs associated with R.M. Schahfer are recorded within the Income Statement, but are subject to recovery under the tariff established by the 202(c) emergency order and returned to customers. For additional information, see Note 9, Regulatory Matters.
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

In March 2026, we experienced damage to our solar generation facilities at Dunn's Bridge I due to an extreme weather event. As of June 30, 2026, we deferred $3.5 million of costs related to site cleanup and safety, and recorded a loss of $16.2 million to impair the assets damaged during the storm. We believe these expenses are probable of recovery and have recorded an offsetting insurance receivable of $19.7 million, inclusive of anticipated reimbursement for incurred cleanup costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations
In April 2026, NIPSCO initiated a lockout of employees represented by the United Steelworkers following months of extensive negotiations to produce successor collective bargaining agreements by the contract expiration date of March 31, 2026. Agreements were reached and subsequently ratified by the physical and clerical bargaining units in April and May 2026, respectively, ending the lockout. During the lockout period, we incurred incremental costs to support our work continuity plans, which consisted of external and internal labor costs and other outside services including power delivery, gas operations, security, generation, and administrative costs.

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
The aggregate cost of Contract Assets and Pool Resource Assets supporting our existing data center customers is currently estimated to be between $9.25 to $9.75 billion. We expect to finance the construction and development of these assets and purchases of market capacity through a number of sources including, but not limited to, funds received under our data center contracts, debt, and equity financing raised by NiSource and capital contributions from affiliates of Blackstone to NIPSCO Holdings II and Generation Holdings II in connection with such Blackstone affiliates’ minority interest investments in those entities. For additional information on these minority interest investments, refer to Note 4, "Noncontrolling Interests," and Note 19, "Other Commitments and Contingencies - E. Other Matters," in our Annual Report on Form 10-K for the year ended December 31, 2025. If we enter into additional data center contracts, we expect that we would need to develop additional generation assets to serve our new data center customers, which may be significant. In order to fund the development of these assets required to serve our data center customers we will be required to obtain significant additional financing, for which we may consider other funding sources, structures, or partnerships, which may include JVs, off-balance sheet arrangements in the form of BTAs, or other arrangements to support maintenance of our investment grade credit ratings.

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

•In June 2026, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,151,874 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $46.47 per share. We may settle the forward sale agreement in shares, cash or net shares by December 2026.
•As of June 30, 2026, the ATM program inclusive of the outstanding forward sale agreements had approximately $1.15 billion of equity capacity available. The ATM program expires in December 2028.
Details of our long-term debt activity are summarized below:
•In May 2026, we completed the issuance and sale of $500.0 million of 4.75% senior unsecured notes maturing in 2031, and $750.0 million of 5.30% senior unsecured notes maturing in 2036. The issuances resulted in approximately $1.236 billion of total net proceeds after discount and debt issuance costs.
See Note 6, "Equity," Note 7, "Short-Term Borrowings," and Note 8, "Long-Term Debt," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more information on our financing activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Cash Flow Activities
The following table summarizes our cash flow activities:

	Six Months Ended June 30,
(in millions)	2026	2025	Change in 2026 vs 2025
Cash from (used for):
Operating Activities	$1,122.7	$1,181.8	$(59.1)
Investing Activities	(2,106.8)	(2,566.3)	459.5
Financing Activities	$943.8	$1,551.5	$(607.7)

Operating Activities
The year over year decrease in cash from operating activities was primarily attributable to changes in exchange gas receivables, partially offset by increases in accounts receivable and depreciation.
Investing Activities
The year over year decrease in investing activities was primarily driven by prior year milestone payments to renewable generation asset developers for certain of our BTA projects and prior year advanced deposits offset by current year capital expenditures.
We expect to make capital investments of approximately $600 million in connection with Pool Resource Assets initially being developed in connection with contracted demand from data center customers. These capital expenditures are incremental to the estimates of capital investments relating to data center contracts described in our Annual Report on Form 10-K for the year ended December 31, 2025. For an overview of our forecasted capital investments in the period from 2026 through 2030, refer to Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flow Activities—Investing Activities" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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
The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally mandated compliance investments:

(in millions)
Company	Program	Capital Investment	Investment Period	Filing Date	Costs Covered(1)
Approved
Columbia of Ohio	CEP - 2025	$1,027.8	4/21-12/24	2/27/2025	Assets not included in the IRP or PHMSA IRP.
Columbia of Virginia	SAVE - 2026	$176.1	10/24-12/26	8/12/2025	Replacement projects that (i) enhance system safety or reliability, or (ii) reduce, or potentially reduce, greenhouse gas emissions. Includes costs associated with Advanced Leak Detection and Repair.
Columbia of Kentucky	SMRP - 2026	$181.4	1/23-12/26	10/15/2025	Replacement of mains and inclusion of system safety investments.
NIPSCO - Electric(2)	TDSIC - 7	$175.4	7/22-3/25	5/27/2025	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
NIPSCO - Electric(3)	GCT - 3	$385.6	9/23-10/26	12/16/2025	New gas peaker generation project cost forecasted through October 2026.
NIPSCO - Gas	TDSIC - 10	$90.3	4/25-9/25	11/25/2025	New or replacement projects undertaken for the purpose of safety, reliability, system modernization, or economic development.
NIPSCO - Gas	FMCA - 1	$52.5	7/25-12/25	2/24/2026	Project costs to comply with federal mandates.
Columbia of Ohio	IRP - 2026	$1,185.0	4/21-12/25	2/27/2026	Replacement of hazardous service lines, cast iron, wrought iron, uncoated steel, and bare steel pipe.
Columbia of Ohio	PHMSA IRP - 2026	$180.2	1/23-12/25	2/27/2026	Investments necessary to comply with the PHMSA Mega Rule.
Pending Commission Approval
Columbia of Ohio	CEP - 2026	$1,292.0	4/21-12/25	2/20/2026	Assets not included in the IRP or PHMSA IRP.
NIPSCO - Electric	TDSIC – 9	$451.6	7/22 – 3/26	6/9/2026	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
NIPSCO - Electric(3)	GCT – 4	$521.2	9/23 - 4/27	6/23/2026	New gas peaker generation project cost forecasted through April 2027.
NIPSCO - Gas	TDSIC – 11	$113.2	10/25–12/25	5/26/2026	New or replacement projects undertaken for the purpose of safety, reliability, system modernization, or economic development.
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

Columbia of Ohio filed an application in December 2025 to seek continuation of its PHMSA IRP Rider for calendar year 2027. The request includes recovery of $404.3 million of capital to reconfirm maximum allowable operating pressure of transmission class pipe to meet federal rule requirements. Also, Columbia of Ohio filed an application in June 2026 to seek continuation of its Rider IRP and CEP Rider for calendar year 2027. The request includes recovery of $241.7 million of capital for Rider IRP and $345.6 million of capital for the CEP Rider.
NIPSCO filed a Gas TDSIC Plan (2026 - 2030) in December 2025. The petition is seeking recovery of new or replacement projects undertaken for the purpose of safety, reliability, system modernization, or economic development. The request includes $741.0 million of estimated capital, including indirect costs and AFUDC. There was a hearing in May 2026 with the final order expected in the third quarter of 2026.

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

Sources of Liquidity
The following table displays our liquidity position as of June 30, 2026 and December 31, 2025:

(in millions)	June 30, 2026	December 31, 2025
Current Liquidity
Revolving Credit Facility	$2,500.0	$2,500.0
Accounts Receivable Programs(1)	245.0	175.0
Less:
Commercial Paper	692.0	736.0
Letters of Credit Outstanding Under Credit Facility	25.0	25.0
Add:
Cash and Cash Equivalents	70.0	110.1
Net Available Liquidity	$2,098.0	$2,024.1
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to a financial covenant under our revolving credit facility, which requires us to maintain a debt to capitalization ratio that does not exceed 70.0%. As of June 30, 2026, the ratio was 52.6%.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and NIPSCO's credit ratings and ratings outlook as of June 30, 2026.
A credit rating is not a recommendation to buy, sell, or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating organization.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource	BBB+	Stable	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Stable	Baa1	Stable	BBB	Stable
Commercial Paper	A-2	Stable	P-2	Stable	F2	Stable
Certain of our subsidiaries have agreements that contain ''ratings triggers'' that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of June 30, 2026, the collateral requirement of approximately $153.9 million would be required in the event of a downgrade below investment grade. In addition to agreements with ratings triggers, there are other agreements that contain ''adequate assurance'' or ''material adverse change'' provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 770,000,000 shares, $0.01 par value, 750,000,000 are common stock and 20,000,000 are preferred stock. As of June 30, 2026, 479,498,053 shares of common stock were outstanding and no shares of preferred stock were outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Contractual Obligations. A summary of contractual obligations is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Since December 31, 2025, NIPSCO and GenCo have executed several capacity agreements and other agreements to support data center contracts. In addition, GenCo has exercised an option and intends to convert its ESA relating to the Tipton BESS Project to a BTA. Except for these items and our May 2026 debt issuances, there were no additional material changes from year-end during the six months ended June 30, 2026. Refer to Note 8, "Long-Term Debt," and Note 15, "Other Commitments and Contingencies," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information regarding the EPC Contracts and equipment supply contracts.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters
Rate Case Actions

The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts:

(in millions)
Company	Approved ROE	Requested Incremental Revenue	Approved Incremental Revenue	Filing Date	Rates Effective
Approved Rate Cases
Columbia of Pennsylvania	10.00%	$110.4	$55.6	March 20, 2025	January 2026
Columbia of Maryland	9.80%	$10.7	$7.8	September 24, 2024	April 2025
Columbia of Kentucky	9.75%	$23.8	$14.3	May 16, 2024	January 2025
Columbia of Virginia(1)	9.75%	$37.2	$28.2	April 29, 2024	October 2024
Columbia of Ohio	9.60%	$221.4	$68.3	June 30, 2021	March 2023
NIPSCO - Gas(2)	9.75%	$161.9	$120.9	October 25, 2023	August 2024
NIPSCO - Electric(3)	9.75%	$368.7	$257.0	September 12, 2024	July 2025
Pending Rate Cases
Columbia of Virginia(4)	In Process	$64.4	In Process	May 7, 2026	October 2026 & 2027
Columbia of Kentucky	In Process	$28.8	In Process	May 20, 2026	January 2027
(1)The approved rate case resulted in a black box settlement, representing a settlement to a specific revenue increase but not a specified ROE. The settlement provides use of a 9.75% ROE for future SAVE filings.
(2)New rates were implemented in 2 steps, with implementation of Step 1 rates that became effective in August 2024 and Step 2 rates that became effective in February 2025.
(3)New rates were implemented in multiple steps, with implementation of Step 1 rates in July 2025 and Step 2 rates in March 2026.
(4)The requested incremental revenue under the multi-year rate plan is $49.4 million for the first rate year based on the forecasted rate year ending September 30, 2027 with rates effective October 2026, and an additional $15.0 million for the second rate year, based on the forecasted rate year ending September 30, 2028 with rates effective October 2027.
PHMSA Legislation and Regulations

To fulfill our vision of being a trusted energy provider, we follow safety practices required by regulations and we implement our SMS. SMS serves as the framework to identify and reduce risks and ensure consistent safety processes, procedures and operations across the organization.

As directed by law in the Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020, PHMSA has revised, and continues to revise, the pipeline safety regulations focused on public safety and environmental hazard mitigation, leak detection, methane emissions reduction, and enhanced safeguards for low-pressure distribution systems. Proposed revisions included requirements to detect and repair more leaks, increase survey frequency, and incorporate additional protections to prevent over-pressurization. A final leak detection and repair rule was withdrawn from publication in the Federal Register in January 2025, and the separate Safety of Gas Distribution Pipelines rulemaking, proposed in 2023, has not yet been finalized.

We continue to evaluate and monitor PHMSA-related legislation and regulations but cannot predict the final impact of changing pipeline safety regulations on our business at this time.
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

In June 2025, the EPA proposed to repeal GHG emissions standards for fossil fuel-fired power plants that were finalized by the previous federal administration in May 2024. The proposed repeal would eliminate key requirements from the 2024 Carbon Pollution Standards, including capacity factor thresholds and carbon capture and storage (CCS) mandates. If finalized as proposed, this action would remove regulatory constraints that could significantly impact planned gas generation, allowing customers to avoid approximately $675 million in additional cost as contemplated through the 2024 NIPSCO IRP.
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

Interest Rate Risk

We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $2.2 million and $4.2 million for the three and six months ended June 30, 2026, respectively, and $1.8 million and $4.3 million for the three and six months ended June 30, 2025, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future long-term debt issuances. From time to time we may enter into forward interest rate instruments to lock in long term interest costs and/ or rates.
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
Other Information
Critical Accounting Estimates

A summary of our critical accounting estimates is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes made as of June 30, 2026.

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
ITEM 1A. RISK FACTORS
Please refer to the risk factors set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to such risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements

The following table describes any contracts, instructions or written plans for the sale or purchase of NiSource securities that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the quarter ended June 30, 2026:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold(2)
Shawn Anderson Executive Vice President, Chief Financial Officer	5/14/2026	11/30/2026	Sale of up to 13,000 shares of common stock in multiple transactions
(1) A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.
(2) Aggregate number may increase upon time of transacting in order to account for dividends.

ITEM 6. EXHIBITS
NiSource Inc.

(4.1)	Form of 4.750% Notes due 2031 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on May 18, 2026).

(4.2)	Form of 5.300% Notes due 2036 (incorporated by reference to Exhibit 4.2 to the NiSource Inc. Form 8-K filed on May 18, 2026).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Schema Document

(101.CAL)	Inline XBRL Calculation Linkbase Document

(101.LAB)	Inline XBRL Labels Linkbase Document

(101.PRE)	Inline XBRL Presentation Linkbase Document

(101.DEF)	Inline XBRL Definition Linkbase Document

(104)	Cover page Interactive Data File (formatted as inline XBRL, and contained in Exhibit 101.)

*	Exhibit filed herewith.
**	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission (the “SEC”) upon request

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	August 5, 2026	By:	/s/ Gunnar J. Gode
Gunnar J. Gode
Senior Vice President, Chief Accounting and Tax Officer (Principal Accounting Officer)