Form 10-Q
period 2026-09-30
NISOURCE INC.
filed 2026-10-28
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 479,668,642 shares outstanding at October 21, 2026.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates (not exhaustive)
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
GenCo	NiSource Generation Company LLC, formerly known as NIPSCO Generation LLC
Generation Holdings I	Generation Holdings I LLC
Generation Holdings II	Generation Holdings II LLC
NIPSCO	Northern Indiana Public Service Company LLC
NIPSCO Holdings I	NIPSCO Holdings I LLC
NIPSCO Holdings II	NIPSCO Holdings II LLC
NiSource ("we," "us" or "our")	NiSource Inc.
Rosewater	Rosewater Wind Generation LLC and its wholly owned subsidiary, Rosewater Wind Farm LLC
Indiana Crossroads Solar	Indiana Crossroads Solar Generation LLC and its wholly owned subsidiary, Meadow Lake Solar Park LLC
Indiana Crossroads Wind	Indiana Crossroads Wind Generation LLC and its wholly owned subsidiary, Indiana Crossroads Wind Farm LLC
Dunn's Bridge I	Dunn's Bridge I Solar Generation LLC and its wholly owned subsidiary, Dunns Bridge Solar Center, LLC

Abbreviations and Other
ADS	Amazon Data Services, Inc.
ADS Contract	NIPSCO agreement to provide electricity to ADS' data centers
ADS EPC Contracts	GenCo's EPC Contracts relating to the Contract Assets
AGP	Atlas Storage 1 LLC, an indirect subsidiary of AGP Capital Holdings Pte. Ltd.
AFUDC	Allowance for funds used during construction
Alphabet	Alphabet Inc.
Alphabet Contract	NIPSCO agreement to provide electricity to Alphabet's data centers
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting standards codification
ASU	Accounting standards update
ATM	At-the-market
BESS	Battery energy storage system
BIP Orion Holdco L.P.	BIP Orion Holdco L.P., a Delaware limited partnership and also an affiliate of Blackstone
BIP Orion Holdco II L.P.	BIP Orion Holdco II L.P., a Delaware limited partnership and also an affiliate of Blackstone
Blackstone	Blackstone Infrastructure Partners L.P.
Blackstone Investor	BIP Orion Holdco L.P. and BIP Orion Holdco II L.P. (GenCo Minority Interest Transaction)
BTA	Build-transfer agreement
CCGT	Combined cycle gas turbine

DEFINED TERMS
CCRs	Coal combustion residuals
CEO	Chief executive officer
CEP	Ohio capital expenditure program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CODM	Chief operating decision maker
Columbia Operations	Reportable segment comprised of the results of NiSource Gas Distribution Group, Inc., including all of its Columbia Gas distribution companies and related subsidiaries
Contract Assets	Generation assets and related transmission infrastructure to be developed in connection with the ADS Contract
CT	Combustion gas turbine
Current Data Center Contracts	The ADS Contract, Alphabet Contract and Microsoft Contract
DSM	Demand side management
Dunn's Bridge II	Dunn's Bridge II Solar Generation LLC
EPA	United States Environmental Protection Agency
EPC	Engineering, procurement, and construction
EPS	Earnings per share
ESA	Energy storage agreement
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMCA	Indiana federally mandated cost adjustment mechanism
F-Frames EPC Contract	GenCo’s EPC Contract relating to the two 239 MW F-frame CTs we plan to construct as part of our Pool Resource Assets
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GCT	Generation cost tracker
GenCo Minority Interest Transaction	A transaction between Generation Holdings I, Generation Holdings II (sole owner of GenCo) and Blackstone Investor entered into in October 2025, that offered equity interests in Generation Holdings II in exchange for capital contributions by the parties.
Generation Holdings II LLC Agreement	Amended and Restated Limited Liability Company Agreement of Generation Holdings II
GHG	Greenhouse gases
GWh	Gigawatt hours
IRP	Ohio infrastructure replacement program
IURC	Indiana Utility Regulatory Commission
JV	Joint venture
MGP	Manufactured gas plant
Microsoft	Microsoft Corporation
Microsoft Contract	NIPSCO Agreement to provide capacity and electric service to Microsoft's data center facility
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWAC	Megawatt alternating current
MWh	Megawatt hours

DEFINED TERMS
Net Zero Goal	A goal, announced in November 2022, of net zero GHG emissions by 2040 covering both Scope 1 and Scope 2 GHG emissions
NIPSCO Electric	The electric generation, transmission and distribution activities of the NIPSCO Operations reportable segment
NIPSCO Gas	The gas distribution activities of the NIPSCO Operations reportable segment
NIPSCO Holdings II LLC Agreement	Third Amended and Restated Limited Liability Company Agreement of NIPSCO Holdings II
NIPSCO Industrial Group	A group of NIPSCO industrial customers who regularly participate in matters before the IURC
NIPSCO Operations	Reportable segment comprised of the results of NIPSCO Holdings I, NIPSCO Holdings II, and NIPSCO and all related subsidiaries
NYMEX	New York Mercantile Exchange
OPEB	Other postemployment benefits
OUCC	Office of Utility Consumer Counselor
PHMSA	Pipeline and Hazardous Materials Safety Administration
Pool Resource Assets	Portfolio of electric generation assets and related assets owned or contracted for by NIPSCO and/or its affiliates (primarily including GenCo) and designed to serve the needs of data center customers.
PPA	Power purchase agreement
Quanta	Quanta Power Solutions, LLC
ROE	Return on equity
SAVE	Steps to advance Virginia's energy plan
Scope 1 GHG Emissions	Direct emissions from sources owned or controlled by us (e.g., emissions from our combustion of fuel, vehicles, and process emissions and fugitive emissions)
Scope 2 GHG Emissions	Indirect emissions from sources owned or controlled by us
SEC	Securities and Exchange Commission
SMRP	Kentucky safety modification and replacement program
SMS	Safety management system
TDSIC	Indiana transmission, distribution and storage system improvement charge
Templeton	Templeton Wind Energy Center LLC
VIE	Variable interest entity
2018 Plan	2018 integrated resource plan
2021 Plan	2021 integrated resource plan
2024 Plan	2024 integrated resource plan
2026 Plan	2026 integrated resource plan

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
•our ability to construct, develop and place into service generation and transmission assets we develop to support our current and any future data center contracts on time or at all and consistent with initial cost estimates, as well as the performance of such assets once constructed and placed into service;
•our ability to obtain the significant additional financing required to construct the generation and transmission assets we develop to support our current and any future data center contracts on favorable terms, if at all;
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
•performance by our customers under our Current Data Center Contracts and any future data center contracts;
•any default by a current or future data center customer or any decision by a current or future data center customer, if applicable, to reduce committed capacity under, or to terminate, such contracts;
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
•our ability to manage the financial and operational risks related to achieving our carbon emission reduction goals, including our Net Zero Goal (as defined above), including any future associated impact from business opportunities such as data center development as those opportunities evolve;
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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Operating Revenues
Customer revenues	$1,299.1	$1,240.2	$4,910.9	$4,636.2
Other revenues	50.3	32.9	144.0	103.1
Total Operating Revenues	1,349.4	1,273.1	5,054.9	4,739.3
Operating Expenses
Cost of energy	207.3	193.6	1,070.1	1,102.9
Operation and maintenance	428.5	401.1	1,392.6	1,225.1
Depreciation and amortization	337.8	306.9	988.3	852.2
Loss on impairment of assets	—	—	—	0.7
Loss (gain) on sale of assets, net	1.0	(0.6)	1.0	0.2
Other taxes	34.5	74.6	215.3	238.4
Total Operating Expenses	1,009.1	975.6	3,667.3	3,419.5
Operating Income	340.3	297.5	1,387.6	1,319.8
Other Income (Deductions)
Interest expense, net	(210.5)	(179.8)	(601.3)	(451.7)
Other, net	22.3	9.9	54.9	16.2
Total Other Deductions, Net	(188.2)	(169.9)	(546.4)	(435.5)
Income before Income Taxes	152.1	127.6	841.2	884.3
Income Taxes	13.1	20.6	109.1	150.1
Net Income	139.0	107.0	732.1	734.2
Net income attributable to noncontrolling interest	9.5	12.3	50.0	62.5
Net Income Attributable to NiSource	129.5	94.7	682.1	671.7
Preferred dividends redemption premium	—	—	3.6	—
Net Income Available to Common Shareholders	$129.5	$94.7	$685.7	$671.7
Earnings Per Share
Basic Earnings Per Share	$0.27	$0.20	$1.43	$1.42
Diluted Earnings Per Share	$0.27	$0.20	$1.42	$1.42
Basic Average Common Shares Outstanding	479.8	472.1	479.5	471.1
Diluted Average Common Shares	481.1	473.7	481.1	472.8

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, net of taxes)	2026	2025	2026	2025
Net Income	$139.0	$107.0	$732.1	$734.2
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale debt securities(1)	(4.3)	1.3	(4.8)	3.1
Reclassification adjustment for cash flow hedges(2)	(0.1)	(0.1)	(0.3)	(0.3)
Unrecognized pension and OPEB benefit (costs)(3)	0.3	14.0	(2.3)	14.6
Total other comprehensive (loss) income	(4.1)	15.2	(7.4)	17.4
Comprehensive Income	$134.9	$122.2	$724.7	$751.6
(1)Net unrealized (loss) gain on available-for-sale debt securities, net of $1.2 million tax benefit and $0.3 million tax expense in the third quarter of 2026 and 2025, respectively, and net of $1.5 million tax benefit and $0.8 million tax expense for the nine months ended 2026 and 2025, respectively.
(2)Reclassification adjustment for cash flow hedges, net of zero tax benefit and $0.1 million tax benefit in the third quarter of 2026 and 2025, respectively, and net of $0.1 million tax benefit and $0.2 million tax benefit for the nine months ended 2026 and 2025, respectively.
(3)Unrecognized pension and OPEB benefit (costs), net of $0.1 million tax expense and $4.6 million tax expense in the third quarter of 2026 and 2025, respectively, and net of $1.5 million tax expense and $4.8 million tax expense for the nine months ended 2026 and 2025, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2026	December 31, 2025
ASSETS
Property, Plant and Equipment
Plant	$41,563.1	$38,058.8
Accumulated depreciation and amortization	(9,967.7)	(9,370.6)
Net Property, Plant and Equipment(1)	31,595.4	28,688.2
Investments and Other Assets
Unconsolidated affiliates	10.3	8.1
Available-for-sale debt securities (amortized cost of $173.0 and $145.8, respectively)	166.1	146.1
Other investments	120.5	118.6
Total Investments and Other Assets	296.9	272.8
Current Assets
Cash and cash equivalents	57.5	110.1
Restricted cash	25.3	25.6
Accounts receivable	861.8	1,238.1
Allowance for credit losses	(33.6)	(40.6)
Accounts receivable, net	828.2	1,197.5
Gas storage	271.8	252.0
Materials and supplies, at average cost	230.5	189.0
Electric production fuel, at average cost	25.7	8.5
Exchange gas receivable	34.0	66.0
Regulatory assets	466.6	274.2
Income tax receivable	16.7	15.7
Prepayments	226.4	149.3
Other current assets	180.8	89.3
Total Current Assets(1)	2,363.5	2,377.2
Other Assets
Regulatory assets	2,447.4	2,225.2
Goodwill	1,485.9	1,485.9
Deferred charges and other	677.7	809.4
Total Other Assets(2)	4,611.0	4,520.5
Total Assets	$38,866.8	$35,858.7
(1)Includes $1,857.3 million and $1,312.7 million at September 30, 2026 and December 31, 2025, respectively, of net property, plant and equipment assets and $228.6 million and $90.1 million at September 30, 2026 and December 31, 2025, respectively, of current assets of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Refer to Note 4, "Noncontrolling Interests," for additional information.
(2)Includes $173.2 million and $305.4 million at September 30, 2026 and December 31, 2025, respectively, of advanced deposits of project costs and $10.0 million and zero, respectively, of regulatory assets at September 30, 2026 and December 31, 2025, respectively, of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Refer to Note 4, "Noncontrolling Interests," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	September 30, 2026	December 31, 2025
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value,750,000,000 shares authorized; 479,602,650 and 478,432,058 shares outstanding, respectively	$4.8	$4.8
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	9,891.6	9,866.6
Retained deficit	(211.7)	(315.2)
Accumulated other comprehensive loss	(13.6)	(6.2)
Total NiSource Stockholders’ Equity	9,571.2	9,450.1
Noncontrolling interest in consolidated subsidiaries	2,383.2	2,209.8
Total Stockholders’ Equity	11,954.4	11,659.9
Long-term debt, excluding amounts due within one year	16,380.8	15,457.8
Total Capitalization	28,335.2	27,117.7
Current Liabilities
Current portion of long-term debt	1,101.8	19.7
Short-term borrowings	780.0	736.0
Accounts payable	1,241.3	1,124.5
Dividends payable - common stock	148.7	4.4
Customer deposits and credits	279.4	283.4
Taxes accrued	221.5	228.8
Interest accrued	238.9	206.2
Asset retirement obligations	41.4	55.0
Exchange gas payable	81.1	125.4
Regulatory liabilities	174.3	260.1
Accrued compensation and employee benefits	249.1	246.8
Other accruals	212.4	167.1
Total Current Liabilities(1)	$4,769.9	3,457.4
Other Liabilities
Deferred income taxes	2,691.8	2,500.1
Deferred credits	80.3	77.2
Accrued liability for postretirement and postemployment benefits	139.0	153.1
Regulatory liabilities	1,633.4	1,513.3
Asset retirement obligations	832.0	781.9
Other noncurrent liabilities	385.2	258.0
Total Other Liabilities(1)	5,761.7	5,283.6
Commitments and Contingencies (Refer to Note 14, "Other Commitments and Contingencies")
Total Capitalization and Liabilities	$38,866.8	$35,858.7
(1)Includes $89.8 million and $56.9 million at September 30, 2026 and December 31, 2025, respectively, of current liabilities and $57.6 million and $55.7 million at September 30, 2026 and December 31, 2025, respectively, of other liabilities, and finance leases of $40.0 million and $40.1 million at September 30, 2026 and December 31, 2025, respectively, of consolidated VIEs that creditors do not have recourse to our general credit. Refer to Note 4, "Noncontrolling Interests," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2026	2025
Operating Activities
Net Income	$732.1	$734.2
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	988.3	852.2
Deferred income taxes and investment tax credits	162.2	153.5
Loss on sale of assets	1.0	0.2
Payments for asset retirement obligations	(18.6)	(50.0)
Other adjustments	48.5	22.5
Changes in Assets and Liabilities:
Components of working capital(1)	(221.9)	(26.0)
Regulatory assets/liabilities	(82.2)	(19.5)
Deferred charges and other noncurrent assets	(3.6)	(24.4)
Other noncurrent liabilities and deferred credits and charges	63.7	7.0
Net Cash Flows from Operating Activities	1,669.5	1,649.7
Investing Activities
Capital expenditures	(3,102.5)	(1,936.0)
Cost of removal	(186.5)	(113.8)
Milestone payments to renewable generation asset developers	—	(1,091.7)
Advanced deposits	(254.7)	(161.3)
Capital expenditure reimbursement	170.4	—
Other investing activities	(29.0)	(93.8)
Net Cash Flows used for Investing Activities	(3,402.3)	(3,396.6)
Financing Activities
Proceeds from issuance of long-term debt	1,982.2	2,362.0
Repayments of finance lease obligations	(14.5)	(17.3)
Repayments of long-term debt	—	(1,250.0)
Net change in commercial paper and other short-term borrowings	44.0	655.4
Issuance of common stock, net of issuance costs	10.4	259.1
Equity costs, premiums and other debt related costs	(28.1)	(22.0)
Contributions from NIPSCO and GenCo minority interest holders	194.4	145.3
Distribution to NIPSCO minority interest holders	(59.5)	(55.5)
Distributions to tax equity partners	(11.5)	(12.8)
Dividends paid - common stock	(437.5)	(396.4)
Net Cash Flows from Financing Activities	1,679.9	1,667.8
Change in cash, cash equivalents and restricted cash	(52.9)	(79.1)
Cash, cash equivalents and restricted cash at beginning of period	135.7	198.6
Cash, Cash Equivalents and Restricted Cash at End of Period	$82.8	$119.5
(1) Refer to Note 18, "Supplemental Disclosures of Cash Flow Information," for additional information.
Reconciliation to Balance Sheet

(in millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$57.5	$110.1
Restricted cash	25.3	25.6
Total Cash, Cash Equivalents and Restricted Cash	$82.8	$135.7
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of June 30, 2026	$4.8	$(99.9)	$9,875.4	$(196.2)	$(9.5)	$2,319.8	$11,894.4
Comprehensive Income:
Net income	—	—	—	129.5	—	9.5	139.0
Other comprehensive loss, net of tax	—	—	—	—	(4.1)	—	(4.1)
Dividends:
Common stock ($0.30 per share)	—	—	—	(145.0)	—	—	(145.0)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	69.9	69.9
Distributions to noncontrolling interests	—	—	—	—	—	(16.0)	(16.0)
Stock Issuances:
Employee stock purchase plan	—	—	2.0	—	—	—	2.0
Long-term incentive plan	—	—	12.2	—	—	—	12.2
401(k) and profit sharing	—	—	2.0	—	—	—	2.0
Balance as of September 30, 2026	$4.8	$(99.9)	$9,891.6	$(211.7)	$(13.6)	$2,383.2	$11,954.4

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of December 31, 2025	$4.8	$(99.9)	$9,866.6	$(315.2)	$(6.2)	$2,209.8	$11,659.9
Comprehensive Income:
Net income	—	—	—	682.1	—	50.0	732.1
Other comprehensive loss, net of tax	—	—	—	—	(7.4)	—	(7.4)
Dividends:
Common stock ($1.20 per share)	—	—	—	(582.2)	—	—	(582.2)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	194.4	194.4
Distributions to noncontrolling interests	—	—	—	—	—	(71.0)	(71.0)
Stock Issuances:
Series A preferred stock redemption premium	—	—	—	3.6	—	—	3.6
Employee stock purchase plan	—	—	6.0	—	—	—	6.0
Long-term incentive plan	—	—	12.2	—	—	—	12.2
401(k) and profit sharing	—	—	6.8	—	—	—	6.8
Balance as of September 30, 2026	$4.8	$(99.9)	$9,891.6	$(211.7)	$(13.6)	$2,383.2	$11,954.4

ITEM 1. FINANCIAL STATEMENTS (continued)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of June 30, 2025	$4.7	$(99.9)	$9,538.0	$(532.1)	$(28.2)	$2,114.4	$10,996.9
Comprehensive Income:
Net income	—	—	—	94.7	—	12.3	107.0
Other comprehensive income, net of tax	—	—	—	—	15.2	—	15.2
Dividends:
Common stock ($0.28 per share)	—	—	—	(134.6)	—	—	(134.6)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	11.0	11.0
Distributions to noncontrolling interest	—	—	—	—	—	(14.1)	(14.1)
Stock Issuances:
Employee stock purchase plan	—	—	1.9	—	—	—	1.9
Long-term incentive plan	—	—	7.2	—	—	—	7.2
401(k) and profit sharing	—	—	2.4	—	—	—	2.4
ATM program	0.1	—	248.8	—	—	—	248.9
Balance as of September 30, 2025	$4.8	$(99.9)	$9,798.3	$(572.0)	$(13.0)	$2,123.6	$11,241.8

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of December 31, 2024	$4.7	$(99.9)	$9,521.5	$(711.7)	$(30.4)	$1,984.1	$10,668.3
Comprehensive Income:
Net income	—	—	—	671.7	—	62.5	734.2
Other comprehensive income, net of tax	—	—	—	—	17.4	—	17.4
Dividends:
Common stock ($1.12 per share)	—	—	—	(532.0)	—	—	(532.0)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	145.3	145.3
Distributions to noncontrolling interest	—	—	—	—	—	(68.3)	(68.3)
Stock Issuances:
Employee stock purchase plan	—	—	5.5	—	—	—	5.5
Long-term incentive plan	—	—	15.3	—	—	—	15.3
401(k) and profit sharing	—	—	7.2	—	—	—	7.2
ATM program	0.1	—	248.8	—	—	—	248.9
Balance as of September 30, 2025	$4.8	$(99.9)	$9,798.3	$(572.0)	$(13.0)	$2,123.6	$11,241.8

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Common
Shares (in thousands)	Shares	Treasury	Outstanding
Balance as of June 30, 2026	483,461	(3,963)	479,498
Issued:
Employee stock purchase plan	44	—	44
Long-term incentive plan	14	—	14
401(k) and profit sharing	47	—	47
Balance as of September 30, 2026	483,566	(3,963)	479,603

	Common
Shares (in thousands)	Shares	Treasury	Outstanding
Balance as of December 31, 2025	482,395	(3,963)	478,432
Issued:
Employee stock purchase plan	134	—	134
Long-term incentive plan	887	—	887
401(k) and profit sharing	150	—	150
Balance as of September 30, 2026	483,566	(3,963)	479,603

	Common
Shares (in thousands)	Shares	Treasury	Outstanding
Balance as of June 30, 2025	474,747	(3,963)	470,784
Issued:
Employee stock purchase plan	47	—	47
Long-term incentive plan	24	—	24
401(k) and profit sharing	55	—	55
ATM program	6,226	—	6,226
Balance as of September 30, 2025	481,099	(3,963)	477,136

	Common
Shares (in thousands)	Shares	Treasury	Outstanding
Balance as of December 31, 2024	473,785	(3,963)	469,822
Issued:
Employee stock purchase plan	141	—	141
Long-term incentive plan	768	—	768
401(k) and profit sharing	179	—	179
ATM program	6,226	—	6,226
Balance as of September 30, 2025	481,099	(3,963)	477,136
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

In September 2025, FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). This ASU expands the scope exception for certain contracts not traded on an exchange to include contracts for which settlement is based on operations or activities specific to one of the parties to the contract. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

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

3.    Revenue Recognition
Revenue Disaggregation and Reconciliation. We disaggregate revenue from contracts with customers based upon reportable segment, as well as by customer class. The Columbia Operations segment provides regulated natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, and Maryland. The NIPSCO Operations segment provides regulated gas and electric service in the northern part of Indiana. Starting in the third quarter of 2026, we began recording revenue associated with our GenCo operations, which provide capacity and electricity to support certain data center customers, in Corporate and Other.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Condensed Statements of Consolidated Income (unaudited):

Three months ended September 30, 2026 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other(4)	Total
Gas Distribution
Residential	$343.4	$75.1	$—	$418.5
Commercial	98.2	35.4	—	133.6
Industrial	36.0	19.9	—	55.9
Off-system	6.8	—	—	6.8
Miscellaneous(1)	8.5	2.6	—	11.1
Subtotal	$492.9	$133.0	$—	$625.9
Electric Generation and Power Delivery
Residential	—	249.4	—	249.4
Commercial	—	213.4	6.5	219.9
Industrial	—	178.8	—	178.8
Wholesale	—	15.7	4.0	19.7
Public Authority	—	4.1	—	4.1
Miscellaneous(1)	—	1.3	—	1.3
Subtotal	$—	$662.7	$10.5	$673.2
Total Customer Revenues(2)	492.9	795.7	10.5	1,299.1
Other Revenues(3)	9.3	39.5	1.5	50.3
Total Operating Revenues	$502.2	$835.2	$12.0	$1,349.4
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
(4)Amounts included in Corporate and Other primarily relate to data center customer revenue and wholesale revenues from excess capacity sales into the MISO Planning Resource Auction.

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Nine months ended September 30, 2026 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other(4)	Total
Gas Distribution
Residential	$1,652.5	$495.9	$—	$2,148.4
Commercial	553.8	192.4	—	746.2
Industrial	133.7	75.0	—	208.7
Off-system	35.1	—	—	35.1
Miscellaneous(1)	31.2	8.7	—	39.9
Subtotal	$2,406.3	$772.0	$—	$3,178.3
Electric Generation and Power Delivery
Residential	$—	$609.3	$—	$609.3
Commercial	—	567.2	6.5	573.7
Industrial	—	493.5	—	493.5
Wholesale	—	34.1	4.0	38.1
Public Authority	—	12.1	—	12.1
Miscellaneous(1)	—	5.9	—	5.9
Subtotal	$—	$1,722.1	$10.5	$1,732.6
Total Customer Revenues(2)	2,406.3	2,494.1	10.5	4,910.9
Other Revenues(3)	16.1	123.5	4.4	144.0
Total Operating Revenues	$2,422.4	$2,617.6	$14.9	$5,054.9
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
(4)Corporate and Other revenues primarily relate to data center customer revenue and wholesale revenue from excess capacity sales into the MISO Planning Resource Auction.

Nine months ended September 30, 2025 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$1,576.3	$478.5	$—	$2,054.8
Commercial	527.8	180.8	—	708.6
Industrial	121.5	73.7	—	195.2
Off-system	58.9	—	—	58.9
Miscellaneous(1)	27.4	10.6	—	38.0
Subtotal	$2,311.9	$743.6	$—	$3,055.5
Electric Generation and Power Delivery
Residential	$—	$586.4	$—	$586.4
Commercial	—	531.7	—	531.7
Industrial	—	432.3	—	432.3
Wholesale	—	37.9	—	37.9
Miscellaneous(1)	—	(7.6)	—	(7.6)
Subtotal	$—	$1,580.7	$—	$1,580.7
Total Customer Revenues(2)	2,311.9	2,324.3	—	4,636.2
Other Revenues(3)	14.8	84.7	3.6	103.1
Total Operating Revenues	$2,326.7	$2,409.0	$3.6	$4,739.3
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates, and weather. A significant portion of our operations are subject to seasonal fluctuations in sales. During the heating season, primarily from November through March, revenues and receivables from gas sales are more significant than in other months. The balances of customer receivables as of September 30, 2026 and December 31, 2025 are presented in the table below. Contract liability balances were $113.4 million and zero as of September 30, 2026 and December 31, 2025, respectively. During the three months ended September 30, 2026, approximately $1.6 million of revenue was recognized from contract liabilities. The increase in contract liabilities is attributable to consideration received related to the Current Data Center Contracts prior to satisfaction of future performance obligations. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2025	$698.8	$465.2
Balance as of September 30, 2026	$623.8	$123.0
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
At each reporting period, we record expected credit losses to an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. Rollforwards of our allowance for credit losses as of September 30, 2026 and December 31, 2025 are presented in the table below:

(in millions)	Columbia Operations	NIPSCO Operations	Total
Balance as of December 31, 2025	$15.6	$25.0	$40.6
Current period provisions	39.5	15.3	54.8
Write-offs charged against allowance	(53.8)	(17.5)	(71.3)
Recoveries of amounts previously written off	7.5	2.0	9.5
Balance as of September 30, 2026	$8.8	$24.8	$33.6

(in millions)	Columbia Operations	NIPSCO Operations	Total
Balance as of December 31, 2024	$9.8	$13.9	$23.7
Current period provisions	42.3	25.0	67.3
Write-offs charged against allowance	(50.8)	(15.0)	(65.8)
Recoveries of amounts previously written off	14.3	1.1	15.4
Balance as of December 31, 2025	$15.6	$25.0	$40.6
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
Members of each respective JV include NIPSCO (which is the managing member) and a tax equity partner. Earnings, tax attributes and cash flows are allocated to both NIPSCO and the tax equity partner in varying percentages by category and over the life of the partnership. NIPSCO and each tax equity partner contributed cash to the respective JV. Once the tax equity partner has earned their negotiated rate of return and after a stated contractual date, NIPSCO has the option to purchase the remaining interest in the respective JV, at fair market value, from the tax equity partner. NIPSCO has an obligation to purchase 100% of the electricity generated by each JV.
We did not provide any financial or other support for the JVs during the quarter that was not contractually required.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Our Condensed Consolidated Balance Sheets (unaudited) included the following assets and liabilities associated with the JV VIEs.

(in millions)	September 30, 2026	December 31, 2025
Net property, plant and equipment	$1,222.5	$1,273.0
Current assets	43.5	27.6
Total assets(1)	1,266.0	1,300.6
Current liabilities	15.4	16.1
Asset retirement obligations	57.6	55.7
Finance lease obligations	40.0	40.1
Total liabilities(1)(2)	$113.0	$111.9
(1)The assets of each VIE represent assets of a consolidated VIE that can be used only to settle obligations of the respective consolidated VIE. The creditors of the liabilities of the VIEs do not have recourse to the general credit of the primary beneficiary.
(2)In addition to the amounts disclosed above there is a de minimis amount of other noncurrent assets and liabilities at Rosewater as of September 30, 2026.

GenCo VIE. In October 2025, a 19.9% equity interest in NiSource's wholly owned subsidiary, Generation Holdings II, the sole owner of GenCo, was issued to BIP Orion Holdco L.P. and BIP Orion Holdco II L.P. (collectively, “Blackstone Investor”), in exchange for $35.2 million in cash contributions to Generation Holdings II through the Generation Holdings II LLC Agreement. Generation Holdings II is considered a VIE as it passes the variability of its operating results through to its shareholders (Generation Holdings I and Blackstone Investor) and has insufficient equity to finance its activities without additional subordinated financial support. The sole purpose of the VIE is to own and operate GenCo, which will acquire and build generation assets and provide capacity and electricity to support our data center customers. Generation Holdings II and its wholly owned subsidiary, GenCo, is a consolidated VIE, as we have the power to direct the significant decision-making activities that most impact the ongoing operations and economic performance of the entity (i.e., we are the primary beneficiary) including business development and operating decisions. See Note 4 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025, for additional details on the Generation Holdings II LLC Agreement.
During the three and nine months ended September 30, 2026, we received $52.8 million and $100.6 million in contributions, respectively, from our Generation Holdings II minority interest holders based on their relative ownership percentages and made zero distributions to these minority interest holders during the respective periods. There were no contributions received or distributions made during the three and nine months ended September 30, 2025.

Our Condensed Consolidated Balance Sheets (unaudited) included the following assets and liabilities associated with the GenCo VIE:

(in millions)	September 30, 2026	December 31, 2025
Net Property, Plant and Equipment	$634.8	$39.7
Current assets	185.1	62.5
Other assets	184.4	305.4
Regulatory assets	10.0	—
Total assets(1)	1,014.3	407.6
Current liabilities	74.4	40.8
Total liabilities(1)	$74.4	$40.8
(1)The assets of each VIE represent assets of a consolidated VIE that can be used only to settle obligations of the respective consolidated VIE. The creditors of the liabilities of the VIEs do not have recourse to the general credit of the primary beneficiary.

Voting Interest Entities. We retain a controlling financial interest in NIPSCO Holdings II and its subsidiaries and consolidate their financial results. See Note 4 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025, for additional details on the NIPSCO Holdings II LLC Agreement. The following table

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
provides information about the contributions from and distributions to our NIPSCO minority interest holders included in our Condensed Statements of Consolidated Cash Flows (unaudited) and Condensed Statements of Consolidated Equity (unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Contributions from NIPSCO minority interest holders	$17.1	$11.0	$93.8	$145.3
Distributions to NIPSCO minority interest holders	12.5	11.1	59.5	55.5

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

The following table presents the calculation of our basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Numerator:
Net Income Available to Common Shareholders	$129.5	$94.7	$685.7	$671.7
Less: Income allocated to participating securities	0.4	0.3	1.6	1.4
Net Income Available to Common Shareholders - Basic	129.1	94.4	684.1	670.3
Net Income Available to Common Shareholders - Diluted	$129.1	$94.4	$684.1	$670.3
Denominator:
Average common shares outstanding - Basic	479.8	472.1	479.5	471.1
Dilutive potential common shares:
Shares contingently issuable under employee stock plans	1.1	1.0	1.3	1.1
Shares restricted under employee stock plans	0.1	0.4	0.1	0.5
ATM forward sale agreements	0.1	0.2	0.2	0.1
Average Common Shares - Diluted	481.1	473.7	481.1	472.8
Earnings per common share:
Basic	$0.27	$0.20	$1.43	$1.42
Diluted	$0.27	$0.20	$1.42	$1.42

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
6.    Equity
ATM Program. In October 2025, we entered into eleven separate equity distribution agreements providing for the sale of up to an aggregate of $1.5 billion of our common stock.

•In October 2025, we executed a forward sale agreement, which allowed us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,390,057 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $41.84 per share. In October 2026, we settled the forward sale agreement in shares for $99.9 million, based on a net price of $41.81 per share.

•In February 2026, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,200,000 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $45.63 per share. We may settle the forward sale agreement in shares, cash or net shares by December 2026. Had we settled all of the shares under the forward sale agreement at September 30, 2026, we would have received approximately $100.1 million, based on a net price of $45.49 per share.

•In June 2026, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,151,874 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $46.47 per share. We may settle the forward sale agreement in shares, cash or net shares by December 2026. Had we settled all of the shares under the forward sale agreement at September 30, 2026, we would have received approximately $99.3 million, based on a net price of $46.13 per share.

•As of September 30, 2026, the ATM program inclusive of the outstanding forward sale agreements had approximately $1.15 billion of equity capacity available. The ATM program expires in December 2028.

Preferred Stock. During the first quarter of 2026, following the issuance of final U.S. Treasury and Internal Revenue Service regulations clarifying the scope and application of the federal excise tax on stock repurchases made after December 31, 2022, we evaluated the applicability of the excise tax to our 2023 Series A Preferred Stock redemption premium. Based on this assessment, we determined that the excise tax previously recorded does not apply to these share repurchases. Accordingly, we reversed approximately $3.6 million of excise tax expense and recognized a receivable as of September 30, 2026, for the expected refund of the amounts previously remitted.

7.    Short-Term Borrowings
We generate short-term borrowings from our revolving credit facility, commercial paper program, and accounts receivable transfer programs. Each of these borrowing sources is described further below.
Revolving Credit Facility. We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, the issuance of letters of credit and general corporate purposes. Our revolving credit facility has a facility limit of $2.50 billion and is comprised of a syndicate of banks. We had no outstanding borrowings under this facility as of September 30, 2026 and December 31, 2025, respectively.
Commercial Paper Program. Our commercial paper program has a limit of $2.50 billion. We had $780.0 million and $736.0 million of commercial paper outstanding with weighted-average interest rates of 4.13% and 3.92% as of September 30, 2026 and December 31, 2025, respectively.
Accounts Receivable Transfer Programs. Columbia of Ohio, NIPSCO, and Columbia of Pennsylvania each maintain a receivables agreement whereby they transfer their customer accounts receivables to third-party financial institutions through consolidated special purpose entities. The three agreements expire between April 2027 and October 2027 and may be further extended if mutually agreed to by the parties thereto.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of September 30, 2026, the maximum amount of debt that could be borrowed related to our accounts receivable programs was $195.0 million.
We had no short-term borrowings related to the securitization transactions as of September 30, 2026 and December 31, 2025, respectively.
For the nine months ended September 30, 2026 and 2025, zero and $200.0 million respectively, were recorded as cash flows from financing activities related to the change in short-term borrowings due to securitization transactions. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.
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
In August 2026, we completed the issuance and sale of $750.0 million of 6.25% fixed-to-fixed reset rate junior subordinated notes maturing in 2057, which resulted in approximately $740.1 million of net proceeds after debt issuance costs. The subordinated notes bear interest (i) from and including August 2026 to, but excluding, April 2032 at a rate of 6.25% per annum and (ii) from and including April 2032, during each five-year reset period at a rate per annum equal to the five-year U.S. treasury rate (determined as described in the prospectus supplement filed with the SEC in August 2026) as of the most recent reset interest determination date plus a spread of 1.93%, to be reset on each reset date; provided that the interest rate during any reset period will not reset below 6.25% per annum. At our option, we may redeem some or all of the subordinated notes during specified periods, and upon the occurrence of certain ratings, tax or tax credit events, all as described in the prospectus supplement. In accordance with the terms of the subordinated notes, we have the right, from time to time, to defer the payment of interest on the outstanding subordinated notes on one or more occasions for up to ten consecutive years. In the event that we were to exercise such right to defer interest on the subordinated notes, we would not be able to pay cash dividends on the common stock during the periods in which such payments were deferred.

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
NIPSCO Electric Special Contract and GenCo PPA filing. In November 2025, NIPSCO and GenCo filed an application with the IURC seeking approval of (i) the ADS Contract, (ii) a related power purchase agreement between NIPSCO and GenCo, and (iii) an alternative regulatory plan and associated accounting treatment. An order was received in June 2026, fully approving the Stipulation and Settlement Agreement filed with the IURC by NIPSCO, GenCo, the OUCC and NIPSCO Industrial Group resolving all issues.

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
In August 2026, NIPSCO and GenCo filed applications with FERC seeking authorization to engage in affiliate transactions between GenCo and NIPSCO to serve ADS and Alphabet. FERC orders are expected in the fourth quarter of 2026.
Section 202(c) Emergency Order for R.M. Schahfer coal facility. Before the planned retirement of the R.M. Schahfer coal facility at the end of December 2025, NIPSCO received the first of several successive emergency orders under Section 202(c) of the Federal Power Act, to continue operating in 90-day increments, currently through December 18, 2026. The orders stated that continued operation of R.M. Schahfer is required to meet an energy emergency across MISO’s North and Central regions. As directed, NIPSCO continues to take actions to comply with the orders. Following receipt of the initial emergency order, NIPSCO filed a complaint with FERC seeking a modification of the MISO tariff to establish a mechanism for recovery and allocation of the cost to comply with this order. In March 2026, FERC granted NIPSCO's complaint and ordered MISO to make a compliance filing with proposed Schedule 56 (NIPSCO's Cost Recovery Mechanism) within 30 days of FERC's approval of the compliance filing for Schedule 55 (Consumers Energy Company's Cost Recovery Mechanism). NIPSCO filed a petition with the IURC to recover federally mandated costs related to the U.S. Department of Energy's Section 202(c) emergency order in December of 2025, but the proceeding is being held in abeyance pending resolution of FERC/MISO level recovery of costs incurred while operating under the Section 202(c) emergency order. While we do not believe IURC-level recovery under the FMCA Statute will be required, the petition was filed to preserve the right to seek such recovery if needed. Should such recovery become necessary, NIPSCO intends to file testimony and evidence outlining and justifying its request at a later date. As of September 30, 2026, $141.4 million has been deferred to non-current regulatory assets for incremental costs incurred to comply with the Section 202(c) emergency order and $33.5 million of non-current regulatory liabilities have been established for net MISO revenues. At present, NIPSCO is filing quarterly status reports with the IURC to keep it informed. In August 2026, NIPSCO filed its Sections 205, 202(c), and 309 filing to recover $38.0 million of net costs incurred in the first quarter of 2026 to comply with the December 2025 Section 202(c) emergency order. In September 2026, NIPSCO filed its Section 205, 202(c), and 309 filing to recover an additional $62.6 million of net costs incurred in the second quarter of 2026 to comply with the March Section 202(c) emergency order, and filed a correction to its August 2026 filing. Following FERC’s approval of MISO’s Compliance Tariff Mechanism for Consumers Energy Company, MISO will file NIPSCO’s Compliance Tariff Mechanism with FERC. After FERC’s approval, and sixty days has passed since NIPSCO filed its application to recover its 202(c) costs, MISO will begin invoicing, subject to refund, the designated Market Participants.
Regulatory Investigations. In November 2025, the IURC initiated an investigation into the accuracy of NIPSCO’s gas meters. This investigation followed NIPSCO's disclosure of a latent issue with a small percentage of the meter indexes in NIPSCO's gas meters, which was discovered during roll-out of new Advanced Metering Infrastructure communications modules for gas meters. NIPSCO filed testimony in March 2026. The OUCC and Citizens Action Coalition filed their recommendations in September 2026. In October 2026, a settlement in principle was reached with the OUCC. A settlement procedural schedule has been established. The evidentiary hearing is scheduled for March 2027.

In July 2026, the IURC initiated formal investigations related to authorized return on equity and the future use of regulatory trackers for Indiana investor-owned electric utilities. These investigations were initiated in connection with the implementation of House Enrolled Act 1002 and are intended to evaluate potential adjustments to the regulatory framework as Indiana utilities transition to multi-year rate plans. The outcome of these proceedings could affect future ratemaking mechanisms and regulatory policy applicable to the Company; however, the Company cannot currently predict the timing or outcome of these investigations.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On August 11, 2026, NIPSCO experienced an unprecedented severe weather event, accompanied by a series of storms over the ensuing days, which caused widespread damage across portions of its electric distribution system and resulted in outages of approximately 375,000 impacted customers. Restoration efforts included the deployment of significant Company and contractor resources and the replacement of approximately 1,500 distribution and transmission poles and five transmission towers. In September 2026, the IURC initiated a formal investigation to review NIPSCO's practices and procedures related to our storm restoration response. A procedural schedule will be established in the future. For additional information, refer to "Results and Discussion of Segment Operations - NIPSCO Operations," in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

	September 30, 2026		December 31, 2025
(in millions)	Assets	Liabilities	Assets	Liabilities
Current(1)
Derivatives not designated as hedging instruments	$1.3	$6.4	$9.7	$2.1
Total	$1.3	$6.4	$9.7	$2.1
Noncurrent(2)
Derivatives not designated as hedging instruments	$9.3	$6.7	$9.1	$3.8
Total	$9.3	$6.7	$9.1	$3.8
(1)Current assets and liabilities are presented in "Other current assets" and "Other accruals", respectively, on the Condensed Consolidated Balance Sheets (unaudited).
(2)Noncurrent assets and liabilities are presented in "Deferred charges and other" and "Other noncurrent liabilities", respectively, on the Condensed Consolidated Balance Sheets (unaudited).
Our derivative instruments are subject to enforceable master netting arrangements or similar agreements. No collateral was either received or posted related to our outstanding derivative positions at September 30, 2026. If the above gross asset and liability positions were presented net of amounts owed or receivable from counterparties, we would report a net liability position of $2.5 million and a net asset position of $12.9 million as of September 30, 2026 and December 31, 2025, respectively.
Derivatives Not Designated as Hedging Instruments
Commodity price risk management. We, along with our utility customers, are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. We purchase natural gas for sale and delivery to our retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of our utility subsidiaries offer programs whereby variability in the market price of gas is assumed by the respective utility. The objective of our commodity price risk programs is to mitigate the gas cost variability, for our customers, associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of futures, options, forwards or other derivative contracts. As of September 30, 2026 and December 31, 2025, we had 81.8 MMDth and 83.7 MMDth, respectively, of net energy derivative volumes outstanding related to our natural gas hedges.
NIPSCO has received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments and is limited to 20% of NIPSCO's average annual GCA purchase volume. As of September 30, 2026, the remaining terms of these instruments range from one to six years. Likewise, Columbia of Pennsylvania has received approval for a 24-month rolling hedge program that will continue in perpetuity. The program is designed to financially hedge approximately 20% of the customers' annual demand. Under both programs, all gains and losses on these derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through the relevant cost recovery mechanism.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table summarizes the gains and losses associated with the commodity price risk programs deferred as regulatory assets and liabilities:

(in millions)	September 30, 2026	December 31, 2025
Regulatory Assets
Losses on commodity price risk programs	$24.1	$10.1
Regulatory Liabilities
Gains on commodity price risk programs	$11.5	$19.2
Our derivative instruments measured at fair value as of September 30, 2026 and December 31, 2025 do not contain any credit-risk-related contingent features.
Derivatives Designated as Hedging Instruments

Interest rate risk management. As of September 30, 2026 and December 31, 2025, we had no active interest rate swap positions. We have recorded the overall net loss related to previously settled interest rate swaps in AOCI. The gain or loss associated with each previously settled interest rate swap is amortized in interest expense over the term of each corresponding debt issuance. These amounts were immaterial for the three and nine months ended September 30, 2026 and 2025 and are recorded in "Interest expense, net" on the Condensed Statements of Consolidated Income (unaudited). Amounts expected to be reclassified to earnings during the next twelve months are immaterial. See Note 15, "Accumulated Other Comprehensive Loss," for additional information.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.

Recurring Fair Value Measurements September 30, 2026 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2026
Assets
Risk management assets	$—	$10.6	$—	$10.6
Available-for-sale debt securities	—	166.1	—	166.1
Equity securities(1)(2)	9.2	—	—	9.2
Total	$9.2	$176.7	$—	$185.9
Liabilities
Risk management liabilities	$—	$13.1	$—	$13.1
Total	$—	$13.1	$—	$13.1
(1)Equity securities are in a high dividend equity fund and are valued using market prices in active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Equity securities are presented in "Other Investments" on the Condensed Consolidated Balance Sheets (unaudited).
(2)As of September 30, 2026, the investment cost of equity securities measured at fair value was $7.9 million, gross unrealized gains were $1.4 million, and the fair value was $9.2 million.

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at September 30, 2026 and December 31, 2025 were:

September 30, 2026 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$6.9	$—	$(0.1)	$6.8
Corporate/Other debt securities	166.1	0.3	(7.1)	159.3
Total	$173.0	$0.3	$(7.2)	$166.1

December 31, 2025 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$9.5	$—	$—	$9.5
Corporate/Other debt securities	136.3	2.4	(2.1)	136.6
Total	$145.8	$2.4	$(2.1)	$146.1
(1)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $6.2 million and $139.3 million, respectively, at September 30, 2026.
(2)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $3.5 million and $40.2 million, respectively, at December 31, 2025.
The cost of maturities sold is based upon specific identification. Net realized gains and losses on available-for-sale securities were $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively, and de minimis and $0.1 million for the three and nine months ended September 30, 2025, respectively. At September 30, 2026, approximately $8.5 million and $4.0 million of Corporate/Other debt securities and U.S. Treasury debt securities, respectively, had maturities of less than a year.
Equity Investments. Investments measured at net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. These investments represent holdings in a single private investment fund that are redeemable at the election of the holder. As of September 30, 2026 and December 31, 2025, the Company holds $19.1 million and $17.9 million of equity investments measured at net asset value, respectively.
Non-recurring Fair Value Measurements
We measure the fair value of certain assets, including goodwill, on a non-recurring basis, typically when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As of September 30, 2026, no non-recurring fair value adjustments have been made.
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. As of September 30, 2026, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.

The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of September 30, 2026	Estimated Fair Value as of September 30, 2026	Carrying Amount as of Dec. 31, 2025	Estimated Fair Value as of Dec. 31, 2025
Long-term debt (including current portion)	$17,482.6	$15,963.1	$15,477.5	$14,975.3
12.    Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2026 and 2025 applied to year-to-date pretax income, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended September 30, 2026 and 2025 were 8.6% and 16.1%, respectively. The effective tax rates for the nine months ended September 30, 2026 and 2025 were 13.0% and 17.0%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to net income attributable to noncontrolling interest, amortization of excess deferred income taxes, federal investment and production tax credits net of deferred regulatory liabilities, and other permanent book-to-tax differences.

The decrease in the three month effective tax rate of 7.5% in 2026 compared to 2025 is primarily driven by higher federal investment and production tax credits pass back partially offset by lower non-controlling interest.

The decrease in the nine month effective tax rate of 4.0% in 2026 compared to 2025 is primarily driven by higher federal investment and production tax credits pass back and amortization of excess deferred income taxes realized during 2026.

As of September 30, 2026, there have been no material changes to our unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 15 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of these unrecognized tax benefits.

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
For the nine months ended September 30, 2026 and 2025, we contributed $3.1 million and $1.5 million, respectively, to our pension plans and $15.1 million and $15.4 million, respectively, to our OPEB plans.
The following table provides the components of the plans' actuarially determined net periodic benefit cost for the three and nine months ended September 30, 2026 and 2025:

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Pension Benefits		OPEB
Three Months Ended September 30, (in millions)	2026	2025	2026	2025
Components of Net Periodic Benefit Cost(1)
Service cost	$5.3	$4.9	$0.9	$1.0
Interest cost	14.0	16.0	4.5	5.6
Expected return on assets	(22.5)	(23.1)	(4.1)	(4.2)
Amortization of prior service credit	—	—	(1.1)	(0.4)
Recognized actuarial loss	5.9	6.4	0.1	0.4
Settlement loss	4.7	5.6	—	—
Total Net Periodic Benefit Cost	$7.4	$9.8	$0.3	$2.4
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

	Pension Benefits		OPEB
Nine Months Ended September 30, (in millions)	2026	2025	2026	2025
Components of Net Periodic Benefit Cost(1)
Service cost	$15.8	$14.7	$2.6	$3.0
Interest cost	42.2	48.0	13.7	16.8
Expected return on assets	(67.5)	(69.3)	(12.4)	(12.6)
Amortization of prior service credit	—	—	(3.4)	(1.2)
Recognized actuarial loss	17.7	19.2	0.2	1.2
Settlement loss	4.7	5.6	—	—
Total Net Periodic Benefit Cost	$12.9	$18.2	$0.7	$7.2
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

During the three months ended September 30, 2026, one of our qualified pension plans met the requirement for settlement accounting. A one-time settlement charge of $4.7 million was recorded during the three months ended September 30, 2026.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
14.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. As of September 30, 2026 and December 31, 2025, we had issued letters of credit of $98.4 million and $119.0 million, respectively, for the benefit of third parties.
We provide guarantees related to our future performance under BTAs for our renewable generation projects and certain supply agreements. At September 30, 2026 and December 31, 2025, our guarantees totaled $272.6 million, and $27.2 million, respectively. See Note 19 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2025 for more information.
We provide guarantees related to some of our rail and pipeline service agreements. If we do not meet our contractual obligations under the terms of these agreements we would be required to pay up to a maximum of $58.3 million and $52.0 million as of September 30, 2026 and December 31, 2025, respectively.
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
As of September 30, 2026 and December 31, 2025, we had recorded a liability of $79.0 million and $82.6 million, respectively, to cover environmental remediation at various sites. This liability is included in "Other accruals" and "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.

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
MGP. We maintain a program to identify and investigate former MGP sites where our subsidiaries or predecessors may have liability. The program has identified 35 such sites where liability is probable. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements.
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We perform an annual update of the model in the second quarter each year. No material changes to the estimated future remediation costs were identified during the update completed as of June 30, 2026. Our total estimated liability related to the facilities subject to remediation was $71.2 million and $75.5 million at September 30, 2026 and December 31, 2025, respectively. The liability represents our best estimate of the probable cost to remediate the MGP sites. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
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
Pool Resource Asset Agreements. Through September 30, 2026, GenCo has executed two fixed price ESA contracts to support the contracted customer demand, which are contingent on regulatory approval (such approval being the responsibility of the respective developers). GenCo has committed approximately $658.7 million under these ESAs over 15 years; however, GenCo has exercised an option and intends to convert one of these ESAs, which relates to a battery storage project (the “Tipton BESS Project”) with 167 MW nameplate capacity that is expected to be completed in 2028, to a BTA (the “Tipton BTA”).
GenCo also entered into a battery e-storage supply agreement of which approximately $122.7 million is considered a noncancelable commitment as of September 30, 2026.
As of September 30, 2026, NIPSCO has entered into market capacity purchase agreements to secure additional capacity for the period 2028 through 2030 for approximately $174.6 million and GenCo has entered into a capacity agreement for the period 2028 through 2040 for approximately $1.1 billion, all of which support the contracted demand load of its data center customers. GenCo's capacity agreement is subject to regulatory approval.

In October 2026, GenCo entered into the AGP Tolling Agreement with AGP for a 600 MWAC / 2,400 MWh battery energy storage system for approximately $2.2 billion over an approximately twenty and a half year delivery term, with commercial operation of the first phase expected by December 1, 2027. The AGP Tolling Agreement will be added to the Pool Resource Assets. The AGP Tolling Agreement is expected to be accounted for as a finance lease obligation under FASB ASC Topic 842.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Effectiveness of the AGP Tolling Agreement is conditioned upon AGP’s execution of a contract for the engineering, procurement, and construction of the project and an interconnection agreement reasonably satisfactory to AGP, in each case by January 31, 2027. The AGP Tolling Agreement also provides GenCo with an exclusive and irrevocable option to purchase the project at specified intervals during and at the end of the delivery term.

Templeton Termination. In September 2026, NIPSCO issued a termination letter to the developer of the Templeton project, a wind BTA project whereby NIPSCO's purchase obligation under the arrangement was dependent on timely completion of the construction. NIPSCO subsequently filed a notice of termination with the IURC in October 2026.
15.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss, net of tax:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of June 30, 2026	$(0.4)	$(13.8)	$4.7	$(9.5)
Other comprehensive income (loss) before reclassifications	(4.4)	(0.1)	0.1	(4.4)
Amounts reclassified from accumulated other comprehensive loss	0.1	—	0.2	0.3
Net current-period other comprehensive income (loss)	(4.3)	(0.1)	0.3	(4.1)
Balance as of September 30, 2026	$(4.7)	$(13.9)	$5.0	$(13.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of December 31, 2025	$0.1	$(13.6)	$7.3	$(6.2)
Other comprehensive loss before reclassifications	(5.1)	—	(2.8)	(7.9)
Amounts reclassified from accumulated other comprehensive loss	0.3	(0.3)	0.5	0.5
Net current-period other comprehensive income (loss)	(4.8)	(0.3)	(2.3)	(7.4)
Balance as of September 30, 2026	$(4.7)	$(13.9)	$5.0	$(13.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of June 30, 2025	$(2.2)	$(13.4)	$(12.6)	$(28.2)
Other comprehensive income before reclassifications	1.3	—	13.8	15.1
Amounts reclassified from accumulated other comprehensive loss	—	(0.1)	0.2	0.1
Net current-period other comprehensive income (loss)	1.3	(0.1)	14.0	15.2
Balance as of September 30, 2025	$(0.9)	$(13.5)	$1.4	$(13.0)
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

The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as a reportable segment, are presented as "Corporate and Other" and primarily are comprised of interest expense on holding company debt and unallocated corporate costs and activities, as well as new business development costs and operating results associated with GenCo. Refer to Note 3, "Revenue Recognition," for additional information on our segments and their sources of revenues. The following table provides information about our reportable segments. We use operating income as the primary measurement of performance for each of the reportable segments and make decisions on financing, dividends and taxes at the corporate level on a consolidated basis. We provide this measure to our CODM, the CEO, who utilizes it to assess performance and allocation of resources at the operating segment level based on budget-to-actual and actual-to-actual variances. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment.

Three Months Ended September 30, 2026
(in millions)	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External Revenue	$502.2	$835.2	$1,337.4
Intersegment Revenue	3.4	0.3	3.7
Total Operating Revenue	$505.6	$835.5	$1,341.1

Cost of energy	46.5	157.5	204.0
O&M	204.3	231.3	435.6
Depreciation	126.5	202.7	329.2
Total other taxes	8.4	20.5	28.9
Other segment items(1)	0.7	0.4	1.1
Operating Income	$119.2	$223.1	$342.3
(1)Other segment items consists of Loss on Sale or Impairment of Assets and other segment income or expenses deemed insignificant which are used to reach our measurement of segment profit or loss, Operating Income.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three Months Ended September 30, 2025
(in millions)	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External revenue	$484.9	$787.0	$1,271.9
Intersegment revenue	3.3	0.3	3.6
Total Operating Revenue	488.2	787.3	1,275.5

Cost of energy	58.5	135.2	193.7
O&M	212.8	215.1	427.9
Depreciation	112.7	185.3	298.0
Total other taxes	52.0	19.1	71.1
Other segment items(1)	0.1	—	0.1
Operating Income	$52.1	$232.6	$284.7
(1)Other segment items consists of Loss on Sale or Impairment of Assets and other segment income or expenses deemed insignificant which are used to reach our measurement of segment profit or loss, Operating Income.

Nine Months Ended September 30, 2026
(in millions)	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External revenue	$2,422.4	$2,617.6	$5,040.0
Intersegment revenue	10.3	0.9	11.2
Total Operating Revenue	$2,432.7	$2,618.5	$5,051.2

Cost of energy	511.2	554.6	1,065.8
O&M	707.9	723.1	1,431.0
Depreciation	378.8	587.6	966.4
Total other taxes	139.3	60.8	200.1
Other segment items(1)	0.7	0.4	1.1
Operating Income	$694.8	$692.0	$1,386.8
(1)Other segment items consists of Loss on Sale or Impairment of Assets and other segment income or expenses deemed insignificant which are used to reach our measurement of segment profit or loss, Operating Income.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Nine Months Ended September 30, 2025
(in millions)	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External revenue	$2,326.7	$2,409.0	$4,735.7
Intersegment revenue	10.0	0.8	10.8
Total Operating Revenue	2,336.7	2,409.8	4,746.5

Cost of energy	548.7	554.3	1,103.0
O&M	663.5	628.1	1,291.6
Depreciation	332.6	492.5	825.1
Total other taxes	171.4	55.7	227.1
Other segment items(1)	0.4	0.7	1.1
Operating Income	$620.1	$678.5	$1,298.6
(1)Other segment items consists of Loss on Sale or Impairment of Assets and other segment income or expenses deemed insignificant which are used to reach our measurement of segment profit or loss, Operating Income.
The following table provides information about the assets of our reportable segments included in the Condensed Consolidated Balance Sheets (unaudited):

(in millions)	September 30, 2026	December 31, 2025
Assets
Columbia Operations	$16,638.3	$15,903.7
NIPSCO Operations	19,748.8	18,126.7
Corporate and Other	2,479.7	1,828.3
Consolidated Assets	$38,866.8	$35,858.7

To reconcile the segment tables above to consolidated NiSource:

Three Months Ended September 30, 2026
(in millions)	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$1,341.1	$165.1	$(156.8)	$1,349.4
Operating Income	342.3	(2.0)	—	340.3

Three Months Ended September 30, 2025
(in millions)	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$1,275.5	$151.8	$(154.2)	$1,273.1
Operating Income	284.7	12.8	—	297.5

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Nine Months Ended September 30, 2026
(in millions)	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$5,051.2	$475.8	$(472.1)	$5,054.9
Operating Income	1,386.8	0.8	—	1,387.6

Nine Months Ended September 30, 2025
(in millions)	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$4,746.5	$441.8	$(449.0)	$4,739.3
Operating Income	1,298.6	21.2	—	1,319.8
17.     Other, Net
The following table displays the components of Other, Net included on the Condensed Statements of Consolidated Income (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Interest income	$3.1	$3.8	$9.4	$7.3
AFUDC equity	20.7	8.5	45.1	26.3
Pension and other postretirement non-service benefit (cost)	(1.3)	(5.7)	3.1	(11.1)
Tax penalty	—	5.3	—	(3.9)
Miscellaneous	(0.2)	(2.0)	(2.7)	(2.4)
Total Other, net	$22.3	$9.9	$54.9	$16.2

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

18.     Supplemental Disclosures of Cash Flow Information
The following table displays the components of Working Capital on the Condensed Statements of Consolidated Cash Flows (unaudited):

	Nine Months Ended September 30,
(in millions)	2026	2025
Accounts receivable	$353.5	$263.3
Income tax receivable	2.7	—
Gas storage and other inventories	(77.9)	(86.2)
Accounts payable	(165.4)	(223.5)
Customer deposits and credits	(4.0)	4.6
Taxes accrued	(7.2)	7.3
Interest accrued	32.4	40.9
Exchange gas receivable/payable	(270.5)	59.8
Other accruals	(2.6)	(20.4)
Prepayments and other current assets	(86.1)	(45.4)
Accrued compensation and employee benefits	3.2	(26.4)
Total change in working capital	$(221.9)	$(26.0)

	Nine Months Ended September 30,
(in millions)	2026	2025
Non-cash transactions:
Capital expenditures included in current liabilities	$718.4	$408.2
Advanced deposits transferred to capital expenditures	113.9	—
Dividends declared but not paid	$148.7	$137.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.

Index	Page
Executive Summary	44
Summary of Consolidated Financial Results	47
Results and Discussion of Segment Operations	53
Columbia Operations	54
NIPSCO Operations	49
Liquidity and Capital Resources	57
Regulatory, Environmental and Safety Matters	62
Market Risk Disclosures	65
Other Information	66

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

We are an energy holding company under the Public Utility Holding Company Act of 2005 whose primary subsidiaries are fully regulated natural gas and electric utility companies serving customers in six states. We generate substantially all of our operating income through these rate-regulated businesses, which are summarized for financial reporting purposes into two primary reportable segments: Columbia Operations and NIPSCO Operations. Refer to Note 16, "Business Segment Information," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for further discussion of our business segments.

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

Data Center Contracts and Strategy: NIPSCO recently entered into a data center contract with a new customer, Microsoft. Set forth below is a discussion of this new contract and other recent developments relating to our data center contracts and strategy. This discussion is supplemental to, and should be read in conjunction with, Part II Item 1A, "Risk Factors" of this report, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, in particular Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—ADS Contract and Data Center Strategy" and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, in particular Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Data Center Contracts and Strategy" in each such report.
Microsoft Contract

In October 2026, NIPSCO entered into an agreement with Microsoft, which will be submitted to the IURC for approval, under which NIPSCO will provide capacity and electricity services to Microsoft’s data center facility to be located in NIPSCO’s service territory pursuant to a capacity commitment beginning in 2028 and increases to 788 MW commencing in 2031 (the “Microsoft Contract”). The initial term of the Microsoft Contract ends 20 years after the initial energization of Microsoft’s data center. Microsoft will make an initial capacity payment in 2026, and commencing in the second quarter of 2027 through the end of the initial term, Microsoft will pay monthly capacity charges that are based on negotiated rates and actual consumption (subject to specified minimum amounts throughout the initial term), together with certain pass-through charges and an existing system charge which will be used to pass savings back to existing electric customers. These charges are structured to provide us with a return of and on our invested capital over the twenty-year initial term. The Microsoft Contract contains provisions for adjustment of the capacity charge designed to provide us with an unlevered internal rate of return on our invested capital over the initial term within a defined range, which we expect over the life of the Microsoft Contract to result in an overall realized return greater than that of NIPSCO’s current electric operations, driven by execution and financing. Our realized overall return may be impacted by factors such as construction costs, operating performance, financing costs and other variables. Either party may terminate the Microsoft Contract upon certain defaults or failure to obtain necessary related approvals from the IURC and FERC. If the Microsoft Contract is terminated (other than as a result of default by NIPSCO), the customer is required to make

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

certain termination payments that we believe will be sufficient to reimburse us for our investment costs, and NIPSCO has certain obligations to mitigate.

The customer’s electricity supply under the Microsoft Contract will be provided through Pool Resource Assets. See “Data Center Strategy & Pool Resource Assets” below for additional information on our Pool Resource Assets model. NIPSCO will construct transmission infrastructure to connect Microsoft facilities to the grid. In addition, NIPSCO will enter into a PPA with GenCo in connection with the Microsoft Contract, which will be submitted to the IURC for approval.

Construction Update

GenCo continues to advance development of its new CCGT facility to support the ADS Contract. During the period, key project milestones included receipt of major permits, issuance of Full Notice to Proceed to our EPC contractor, continued engineering and procurement activities, and commencement of site construction. Current field activities include site preparation, mass grading, and other civil works supporting future power block construction. Following a change to construction plans for the CCGT facilities, it is now expected to reach commercial operation during 2030 (and technical and conforming amendments have been made to the ADS Contract).

GenCo is also advancing the development of a combined 400 MW and 100 MW BESS installation. Engineering, procurement, and construction activities are progressing, with project mobilization completed and on-site work underway. Current activities include site preparation, roadway improvements, and other civil work supporting future battery system installation.

NIPSCO continues to advance development activities supporting the planned data center, including permitting and other site development activities related to transmission infrastructure.

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

We evaluate potential transactions with Pool Resource Asset customers in the context of existing demand and resources within the pool in order to promote a sustainable alignment between committed customer demand within the pool and capacity available from Pool Resource Assets. GenCo also plans to construct two 239 MW F-frame CTs to be added to the Pool Resource Assets. GenCo has entered into the F-Frames EPC Contract with Quanta, and certain equipment supply contracts, including a contract to acquire turbines, with respect to the construction of these F-frame CTs. The target price, project scope and project schedule under the F-Frames EPC Contract are subject to change; however, based on our initial assessment, we believe that the F-frame CTs should reach commercial operation by the end of 2029. Our updated estimates of capital investments for GenCo for the period 2027 - 2031 set forth below under “Liquidity and Capital Resources—Cash Flow Activities—Investing Activities” include the amounts we currently expect to invest to construct the F-frame CTs; however such amounts are subject to change as we finalize the target price, scope and schedule for the related EPC contract. The F-frame CTs will be subject to approval by the IURC.

In October 2026, GenCo entered into the AGP Tolling Agreement with AGP, pursuant to which AGP will develop, construct, own, and operate a 600 MWAC / 2,400 MWh stand-alone battery energy storage system (the "AGP Project") interconnected to the MISO electric transmission system. Under the AGP Tolling Agreement, GenCo will supply, at its expense, the electricity used to power the AGP Project and, in exchange for storage payments based on a fixed rate (subject to certain adjustments) and the AGP Project’s actual power capacity, will have the right to instruct dispatch of the AGP Project and receive the economic benefits of its available capacity, discharged energy, energy storage services, ancillary services and (if applicable) environmental attributes, including revenues generated from the sale of such products into the applicable MISO markets (the “Products”). See Note 14, "Other Commitments and Contingencies - D. Other Matters," for additional information.

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

In order to perform under any further data center contracts, we expect that we would need to develop or contract for additional generation and transmission assets, which may be significant, and obtain additional financing in connection with such development. For these and other reasons, our ability to successfully execute our data center strategy is subject to a number of risks and uncertainties. Refer to Part II, Item 1A, "Risk Factors" of this report and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Energy Transition: We continue to advance our energy transition strategy, primarily through the continuation and enhancement of existing programs, such as implementing our plan to retire and replace coal-fired electric generation with a balanced mix of low- or zero-emission electric generation, ongoing pipe replacement and modernization programs, and deployment of advanced leak detection and repair. Before the planned retirement of the R.M. Schahfer coal facility at the end of December 2025, NIPSCO received the first of successive emergency orders under Section 202(c) of the Federal Power Act, to continue operating in 90-day increments, currently through December 18, 2026. The orders stated that continued operation of R.M. Schahfer is required to meet an energy emergency across MISO’s North and Central regions. Consistent with the Federal Power Act and the U.S. Department of Energy regulations, the order authorizes NIPSCO to obtain cost recovery pursuant to 16 U.S.C. § 824a(c). For additional information, see Note 9, "Regulatory Matters," and see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

NIPSCO's 2021 Plan called for a new natural gas peaking facility to replace existing vintage gas peaking facilities at the R.M. Schahfer Generating Station to support system reliability and resiliency, and upgrades to the electric transmission system. Following approval by the IURC in October 2024, the construction of a new 400 MW natural gas peaking generation facility is underway, which is expected to support the planned retirement of the existing vintage gas peaking facilities by the end of 2028. Final retirement dates for these units will be subject to MISO approval.

NIPSCO's 2024 Plan was submitted to the IURC on December 9, 2024. The 2024 Plan maintains the retirement decisions and capacity additions identified in the prior integrated resource plans and calls for additional generation resources through 2029 to support capacity requirements. The 2024 Plan informs future generation investments required to ensure reliability for NIPSCO’s customers and incorporates factors such as anticipated load growth from data centers and other economic development opportunities, EPA emissions rules, and evolving MISO resource accreditation rules.

Given that the 90-day Section 202(c) emergency order could continue to be issued every 90 days to keep R.M. Schahfer open for the foreseeable future, and given that MISO's resource accreditations for renewables and storage remain uncertain, we are evaluating changes to our previously communicated resource timelines and alternative resource decisions. NIPSCO began its 2026 Plan in August that is expected to be completed in the first quarter of 2027. The 2026 Plan will evaluate the impacts of existing unit retirement dates and new resource decisions under various policy and market scenarios. NIPSCO conducted its first public stakeholder meeting for the 2026 Plan in September 2026, followed by its second public stakeholder meeting in October 2026. We plan to move as efficiently as possible while maintaining the integrity of our commercial, planning, regulatory, procurement and operational execution processes.

We continue to enhance safety and reduce methane emissions on our gas systems through modernization programs and utilization of advanced leak detection and repair. In addition, we intend to advance other low- or zero-emission energy resources and technologies, such as hydrogen and renewable natural gas.

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

Value Captured: During the first quarter of 2026, we initiated a multi-year program, Value Captured, aimed at accelerating certain transformation activities in response to growing customer affordability concerns. This program is focused on operational efficiencies, evaluating target operating models and improving long-term scalability. In the second quarter of 2026, we began our first phase of internal functional re-organization, resulting in involuntary employee separations. The separation benefits provided fall under our existing severance policy. The re-organization is ongoing and is expected to result in additional impacts.

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
Summary of Consolidated Financial Results
A summary of our consolidated financial results for the three and nine months ended September 30, 2026 and 2025 is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	Favorable (Unfavorable)	2026	2025	Favorable (Unfavorable)
Operating Revenues	$1,349.4	$1,273.1	$76.3	$5,054.9	$4,739.3	$315.6
Operating Expenses
Cost of energy	207.3	193.6	(13.7)	1,070.1	1,102.9	32.8
Other operating expenses	801.8	782.0	(19.8)	2,597.2	2,316.6	(280.6)
Total Operating Expenses	1,009.1	975.6	(33.5)	3,667.3	3,419.5	(247.8)
Operating Income	340.3	297.5	42.8	1,387.6	1,319.8	67.8
Total Other Deductions, Net	(188.2)	(169.9)	(18.3)	(546.4)	(435.5)	(110.9)
Income Taxes	13.1	20.6	7.5	109.1	150.1	41.0
Net Income	139.0	107.0	32.0	732.1	734.2	(2.1)
Net income attributable to noncontrolling interest	9.5	12.3	2.8	50.0	62.5	12.5
Net Income Attributable to NiSource	129.5	94.7	34.8	682.1	671.7	10.4
Preferred dividends redemption premium	—	—	—	3.6	—	3.6
Net Income Available to Common Shareholders	$129.5	$94.7	$34.8	$685.7	$671.7	$14.0
Earnings Per Share
Basic Earnings Per Share	$0.27	$0.20	$0.07	$1.43	$1.42	$0.01
Diluted Earnings Per Share	$0.27	$0.20	$0.07	$1.42	$1.42	$—
The majority of the costs of energy in both segments are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.
The increase in net income available to common shareholders for the three months ended September 30, 2026 was primarily due to higher revenues associated with the impact of new rates, lower property taxes, and lower income taxes partially offset by higher operation and maintenance expense, including costs associated with increased storm activity, depreciation expense and higher interest expense.
The increase in net income available to common shareholders for the nine months ended September 30, 2026 was primarily due to higher revenues associated with the impact of new rates, lower property taxes, lower income taxes partially offset by higher

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

operation and maintenance expense, including work continuity and costs associated with increased storm activity, depreciation expense and higher interest expense.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations
Financial and operational data for the NIPSCO Operations segment, which services both gas and electric customers, for the three and nine months ended September 30, 2026 and 2025 are presented below.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Favorable (Unfavorable)	2026	2025	Favorable (Unfavorable)
NIPSCO Operations
Operating Revenues	$835.5	$787.3	$48.2	$2,618.5	$2,409.8	$208.7
Operating Expenses
Cost of energy	157.5	135.2	(22.3)	554.6	554.3	(0.3)
Operation and maintenance	231.3	215.1	(16.2)	723.1	628.1	(95.0)
Depreciation and amortization	202.7	185.3	(17.4)	587.6	492.5	(95.1)
Loss on impairment of assets	—	—	—	—	0.7	0.7
Loss on sale of assets	0.4	—	(0.4)	0.4	—	(0.4)
Other taxes	20.5	19.1	(1.4)	60.8	55.7	(5.1)
Total Operating Expenses	612.4	554.7	(57.7)	1,926.5	1,731.3	(195.2)
Operating Income	$223.1	$232.6	$(9.5)	$692.0	$678.5	$13.5

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Favorable (Unfavorable)	2026	2025	Favorable (Unfavorable)
NIPSCO Electric
Revenues
Residential	$252.2	$255.6	$(3.4)	$615.8	$588.1	$27.7
Commercial	222.4	211.5	10.9	579.8	533.3	46.5
Industrial	180.8	156.9	23.9	498.5	434.1	64.4
Wholesale and Other	52.7	34.3	18.4	138.6	97.7	40.9
Total	$708.1	$658.3	$49.8	$1,832.7	$1,653.2	$179.5
Sales (GWh)
Residential	1,094.6	1,115.2	(20.6)	2,638.7	2,729.9	(91.2)
Commercial	1,057.9	1,040.2	17.7	2,852.2	2,821.7	30.5
Industrial	2,413.6	2,158.2	255.4	6,811.2	6,328.2	483.0
Wholesale and Other	240.5	328.2	(87.7)	644.1	794.9	(150.8)
Total	4,806.6	4,641.8	164.8	12,946.2	12,674.7	271.5
Cooling Degree Days	639	640	(1)	850	941	(91)
Normal Cooling Degree Days	603	588	15	874	852	22
% Warmer (Colder) than Normal	6%	9%		(3)%	10%
% Colder than prior year	—%			(10)%
NIPSCO Electric Customers
Residential				434,357	432,889	1,468
Commercial				59,661	59,540	121
Industrial				2,096	2,103	(7)
Wholesale and Other				701	705	(4)
Total				496,815	495,237	1,578

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Favorable (Unfavorable)	2026	2025	Favorable (Unfavorable)
NIPSCO Gas
Revenues
Residential	$75.2	$73.7	$1.5	$510.1	$487.5	$22.6
Commercial	35.6	32.6	3.0	196.4	183.4	13.0
Industrial	19.9	19.7	0.2	75.0	73.7	1.3
Other	3.2	3.0	0.2	10.8	12.0	(1.2)
Total	$133.9	$129.0	$4.9	$792.3	$756.6	$35.7
Sales and Transportation Volumes (MMDth)
Residential	3.9	3.6	0.3	42.8	44.9	(2.1)
Commercial	5.1	4.7	0.4	31.3	32.3	(1.0)
Industrial	59.8	62.2	(2.4)	192.4	200.5	(8.1)
Total	68.8	70.5	(1.7)	266.5	277.7	(11.2)
Heating Degree Days	63	46	17	3,531	3,721	(190)
Normal Heating Degree Days	70	71	(1)	3,752	3,790	(38)
% (Warmer) than Normal	(10)%	(35)%		(6)%	(2)%
% Warmer than prior year	37%			(5)%
NIPSCO Gas Customers
Residential				809,053	804,777	4,276
Commercial				66,544	66,579	(35)
Industrial				2,625	2,683	(58)
Total				878,222	874,039	4,183
Comparability of operation and maintenance expenses and depreciation and amortization may be impacted by regulatory and depreciation trackers that allow for the recovery in rates of certain costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations
The underlying reasons for changes in our operating revenues for the three and nine months ended September 30, 2026 compared to the same period in 2025 are presented below.

	Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended September 30, 2026 vs 2025	Nine Months Ended September 30, 2026 vs 2025
Rates from base rate proceedings, regulatory capital and DSM programs	$28.9	$233.4
The effects of customer growth	1.5	7.9
The effects of customer usage	8.6	4.0
Tax credit passback	(15.5)	(22.9)
The effects of weather in 2026 compared to 2025, net of NIPSCO Gas' weather normalization mechanism	(1.8)	(19.0)
Policy adjustments	0.3	(14.0)
Other	(1.9)	6.6
Change in operating revenues (before cost of energy and other tracked items)	$20.1	$196.0
Operating revenues offset in operating expense
Higher tracker deferrals within operation and maintenance, depreciation and tax	5.8	12.5
Higher cost of energy billed to customers	22.3	0.2
Total change in operating revenues	$48.2	$208.7
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
Sales
The increase in total volumes sold to electric customers for the three months ended September 30, 2026 compared to the same period in 2025 was primarily attributable to increased industrial and commercial usage, partially offset by decreased residential and wholesale and other usage. The increase in total volumes sold to electric customers for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily attributable to increased industrial usage and increased residential and commercial customer count, partially offset by decreased residential usage.
The decrease in total volumes sold to gas customers for the three months ended September 30, 2026 compared to the same period in 2025 was primarily attributable to decreased usage by residential customers due to warmer weather. The decrease in total volumes sold to gas customers for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily attributable to decreased usage by residential customers due to warmer weather and decreased usage by industrial customers, partially offset by increases in residential customer count.
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
The underlying reasons for changes in our operating expenses for the three and nine months ended September 30, 2026 compared to the same period in 2025 are presented below.

	Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended September 30, 2026 vs 2025	Nine Months Ended September 30, 2026 vs 2025
Higher depreciation and amortization expense driven by new base rates	$(15.1)	$(92.0)
Workplace continuity related expenses	—	(30.5)
Higher outside services expenses	(5.2)	(22.0)
Higher employee and administrative expenses	(1.8)	(10.4)
Higher property taxes	(2.8)	(8.0)
Value Captured initiative	(3.1)	(6.0)
Higher uncollectibles	(1.9)	(5.4)
Higher materials and supplies expenses	(2.9)	(5.2)
Other	3.2	(3.0)
Change in operating expenses (before cost of energy and other tracked items)	$(29.6)	$(182.5)
Operating expenses offset in operating revenue
Lower tracker deferrals within operation and maintenance, depreciation and tax	(5.8)	(12.5)
Higher cost of energy billed to customers	(22.3)	(0.2)
Total change in operating expense	$(57.7)	$(195.2)
Electric Supply and Generation Transition
NIPSCO continues to execute on an electric generation transition consistent with the 2018 Plan and 2021 Plan and maintained in the 2024 Plan. Before the planned retirement of the R.M. Schahfer coal facility at the end of December 2025, NIPSCO received the first of successive emergency orders under Section 202(c) of the Federal Power Act, to continue operating in 90-day increments, currently through December 18, 2026. Following receipt of the emergency order, NIPSCO filed a complaint at FERC seeking a modification of the MISO tariff to establish a mechanism for recovery and allocation of the cost to comply with this order. NIPSCO made two filings with the IURC related to the emergency order. The first filing is to confirm accounting treatment of current electric rate order, and the second is a filing for recovery of federally mandated expenses related to the emergency order, which will be utilized in the event that any costs of complying with the emergency order fall outside of the MISO tariff recovery. Jurisdictional revenues and operating costs associated with R.M. Schahfer are recorded within the Income Statement, but are subject to recovery under the tariff established by the Section 202(c) emergency order and returned to customers. For additional information, see Note 9, "Regulatory Matters."
On August 11, 2026, NIPSCO experienced an unprecedented severe weather event, accompanied by a series of subsequent storms over the ensuing days, which caused widespread damage across portions of its electric distribution system and resulted in outages impacting approximately 375,000 customers. Restoration efforts included the deployment of significant Company and contractor resources and the replacement of approximately 1,500 distribution and transmission poles and five transmission towers. In the third quarter, the Company incurred approximately $216.9 million of storm-related costs, including $13.2 million of operations and maintenance expense, and recorded retirements of damaged utility assets of $41.6 million related to the August storms. The Company capitalized approximately $162.1 million related to the restoration and replacement of damaged infrastructure.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations
Financial and operational data for the Columbia Operations segment for the three and nine months ended September 30, 2026 and 2025 are presented below.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Favorable (Unfavorable)	2026	2025	Favorable (Unfavorable)
Operating Revenues	$505.6	$488.2	$17.4	$2,432.7	$2,336.7	$96.0
Operating Expenses
Cost of energy	46.5	58.5	12.0	511.2	548.7	37.5
Operation and maintenance	204.3	212.8	8.5	707.9	663.5	(44.4)
Depreciation and amortization	126.5	112.7	(13.8)	378.8	332.6	(46.2)
Loss on sale of assets, net	0.7	0.1	(0.6)	0.7	0.4	(0.3)
Other taxes	8.4	52.0	43.6	139.3	171.4	32.1
Total Operating Expenses	386.4	436.1	49.7	1,737.9	1,716.6	(21.3)
Operating Income	$119.2	$52.1	$67.1	$694.8	$620.1	$74.7
Revenues
Residential	$346.7	$329.9	$16.8	$1,660.4	$1,590.0	$70.4
Commercial	99.6	95.8	3.8	559.6	531.6	28.0
Industrial	36.5	36.2	0.3	135.3	122.5	12.8
Off-System	6.7	13.8	(7.1)	35.0	58.9	(23.9)
Wholesale and Other	16.1	12.5	3.6	42.4	33.7	8.7
Total	$505.6	$488.2	$17.4	$2,432.7	$2,336.7	$96.0
Sales and Transportation (MMDth)
Residential	8.6	8.3	0.3	114.6	119.1	(4.5)
Commercial	13.7	12.9	0.8	94.0	95.6	(1.6)
Industrial	70.0	72.3	(2.3)	213.6	207.9	5.7
Off-System	3.4	6.1	(2.7)	11.4	20.7	(9.3)
Wholesale and Other	—	—	—	0.3	0.2	0.1
Total	95.7	99.6	(3.9)	433.9	443.5	(9.6)
Heating Degree Days(1)	46	27	19	3,139	3,191	(52)
Normal Heating Degree Days(1)	46	47	(1)	3,175	3,214	(39)
% Warmer than Normal	—%	(43)%		(1)%	(1)%
% Colder (Warmer) than prior year	70%			(2)%
Columbia Operations Customers
Residential				2,219,577	2,215,788	3,789
Commercial				187,043	187,005	38
Industrial				1,970	1,976	(6)
Other				5	6	(1)
Total				2,408,595	2,404,775	3,820
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations
The underlying reasons for changes in our operating revenues for the three and nine months ended September 30, 2026 compared to the same period in 2025 are presented below.

	Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended September 30, 2026 vs 2025	Nine Months Ended September 30, 2026 vs 2025
Rates from base rate proceedings and regulatory capital programs	$23.6	$108.0
The effects of customer growth	0.4	2.4
The effects of weather in 2026 compared to 2025, net of weather and revenue normalization mechanisms	1.4	(21.7)
Other	4.6	11.8
Change in operating revenues (before cost of energy and other tracked items)	$30.0	$100.5
Operating revenues offset in operating expense
(Lower) higher tracker deferrals within operation and maintenance, depreciation, and tax	(0.7)	32.9
Lower cost of energy billed to customers	(11.9)	(37.4)
Total change in operating revenues	$17.4	$96.0
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
Sales
The decrease in volumes for the three months ended September 30, 2026 compared to 2025 was a result of decreased usage from off-system and industrial, partially offset by an increase in commercial usage.
The decrease in volumes for the nine months ended September 30, 2026 compared to 2025 was a result of decreased usage from off-system and residential, partially offset by an increase in industrial usage.
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
The underlying reasons for changes in our operating expenses for the three and nine months ended September 30, 2026 compared to the same period in 2025 are presented below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations

	Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended September 30, 2026 vs 2025	Nine Months Ended September 30, 2026 vs 2025
Higher depreciation and amortization expense	$(13.8)	$(46.2)
Higher outside services expenses	(3.0)	(14.3)
Value Captured initiative	(4.2)	(6.7)
Lower property tax	43.0	33.8
Lower employee and administrative related expenses	11.3	8.6
Other	3.8	(1.0)
Change in operating expenses (before cost of energy and other tracked items)	$37.1	$(25.8)
Operating expenses offset in operating revenue
Lower (higher) tracker deferrals within operation and maintenance, depreciation, and tax	0.7	(32.9)
Lower cost of energy billed to customers	11.9	37.4
Total change in operating expense	$49.7	$(21.3)

Property tax expense decreased primarily due to the impact of a settlement with the Ohio Department of Taxation related to tax years 2022 through 2025.

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
The aggregate cost of planned expenditures supporting our existing data center customers is currently estimated to be between $14.0 and $14.5 billion. If we enter into additional data center contracts, we expect that we would need to develop additional generation and transmission assets to serve our new data center customers, which may be significant. In order to fund the development of these assets required to serve current and future data center customers, we will be required to obtain significant financing. We expect to finance the construction and development of these assets and purchases of market capacity through a number of sources including, but not limited to, funds received under our Current Data Center Contracts, debt, equity financing raised by NiSource, and capital contributions from affiliates of Blackstone to NIPSCO Holdings II and Generation Holdings II in connection with such Blackstone affiliates’ minority interest investments in those entities, and we may consider other funding sources, structures, or partnerships, which may include JVs, off-balance sheet arrangements, or other arrangements to support maintenance of our investment grade credit ratings. For additional information on these minority interest investments, refer to Note 4, "Noncontrolling Interests," and Note 19, "Other Commitments and Contingencies - E. Other Matters," in our Annual Report on Form 10-K for the year ended December 31, 2025.

Sources of financing activities for the current year are as follows:
Details of our ATM program activity are summarized below:
•In October 2025, we executed a forward sale agreement, which allowed us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,390,057 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $41.84 per share. In October 2026, we settled the forward sale agreement in shares for $99.9 million, based on a net price of $41.81 per share.

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

•As of September 30, 2026, the ATM program inclusive of the outstanding forward sale agreements had approximately $1.15 billion of equity capacity available. The ATM program expires in December 2028.

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
•In August 2026, we completed the issuance and sale of $750.0 million of 6.25% fixed-to-fixed reset rate junior subordinated notes maturing in 2057, which resulted in approximately $740.1 million of net proceeds after debt issuance costs.
See Note 6, "Equity," Note 7, "Short-Term Borrowings," and Note 8, "Long-Term Debt," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more information on our financing activities.
Cash Flow Activities
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
(in millions)	2026	2025	Change in 2026 vs 2025
Cash from (used for):
Operating Activities	$1,669.5	$1,649.7	$19.8
Investing Activities	(3,402.3)	(3,396.6)	(5.7)
Financing Activities	$1,679.9	$1,667.8	$12.1

Operating Activities
The year over year increase in cash from operating activities was primarily attributable to changes in accounts receivable, accounts payable and other noncurrent liabilities. These increases were partially offset by changes in exchange gas receivables and payables, primarily due to the timing of gas fuel cost deferrals and recoveries, as well as changes in regulatory assets and liabilities, and prepayments and other current assets.
Investing Activities
The year over year increase in investing activities was primarily driven by current year capital expenditures and advance deposits partially offset by prior year milestone payments to renewable generation asset developers for certain of our BTA projects and capital expenditure reimbursement in the current year.
We have updated our capital plan and expect to make capital investments totaling approximately $40.0 billion during 2027-2033, including $32.0 billion to support our base business and $8.0 billion to support GenCo. An estimate of our forecasted capital investments over the next five years is included in the table below. GenCo capital investments are inclusive of both our Contract Assets and Pool Resource Assets to support our data center customers.

(in billions)	2027 Estimated	2028 Estimated	2029 Estimated	2030 Estimated	2031 Estimated
Capital Investments (Base Business)	$3.8 - 4.0	$3.6 - 3.8	$4.3 - 4.5	$4.1 - 4.3	$4.7 - 4.9
Capital Investments (GenCo)	3.1 - 3.3	3.1 - 3.3	1.0 - 1.2	0.3 - 0.5	0.0 - 0.2
Capital Investments (Total)	$6.9 - 7.3	$6.7 - 7.1	$5.3 - 5.7	$4.4 - 4.8	$4.7 - 5.1

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
The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally mandated compliance investments:

(in millions)
Company	Program	Capital Investment	Investment Period	Filing Date	Costs Covered(1)
Approved
Columbia of Ohio	CEP - 2026	$1,288.7	4/21-12/25	2/20/2026	Assets not included in the IRP or PHMSA IRP.
Columbia of Virginia	SAVE - 2026	$176.1	10/24-12/26	8/12/2025	Replacement projects that (i) enhance system safety or reliability, or (ii) reduce, or potentially reduce, greenhouse gas emissions. Includes costs associated with Advanced Leak Detection and Repair.
Columbia of Kentucky	SMRP - 2026	$181.4	1/23-12/26	10/15/2025	Replacement of mains and inclusion of system safety investments.
NIPSCO - Electric	TDSIC – 9	$451.6	7/22 – 3/26	6/9/2026	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
NIPSCO - Electric(2)	GCT – 4	$521.2	9/23 - 4/27	6/23/2026	New gas peaker generation project cost forecasted through April 2027.
NIPSCO - Gas	TDSIC – 11	$113.2	10/25–12/25	5/26/2026	New or replacement projects undertaken for the purpose of safety, reliability, system modernization, or economic development.
NIPSCO - Gas	FMCA - 1	$52.5	7/25-12/25	2/24/2026	Project costs to comply with federal mandates.
Columbia of Ohio	IRP - 2026	$1,185.0	4/21-12/25	2/27/2026	Replacement of hazardous service lines, cast iron, wrought iron, uncoated steel, and bare steel pipe.
Columbia of Ohio	PHMSA IRP - 2026	$180.2	1/23-12/25	2/27/2026	Investments necessary to comply with the PHMSA Mega Rule.
Pending Commission Approval
NIPSCO - Gas	FMCA - 2	$102.3	7/25 - 6/26	8/25/2026	Project costs to comply with federal mandates.
Columbia of Kentucky	SMRP - 2027	$245.9	1/23 - 12/27	10/16/2026	Replacement of mains and inclusion of system safety investments.
Columbia of Virginia	SAVE - 2027	$183.5	10/26 - 12/27	8/14/2026	Replacement projects that (i) enhance system safety or reliability, or (ii) reduce, or potentially reduce, greenhouse gas emissions. Includes costs associated with Advanced Leak Detection and Repair.
(1)Programs do not include any costs already included in base rates.
(2)Capital investment is based on a projected amount. The capital investment has not all been incurred to date and represents a forecasted average for the billing period.

Columbia of Ohio filed an application in December 2025 to seek continuation of its PHMSA IRP Rider for calendar year 2027. The request includes recovery of $404.3 million of capital to reconfirm maximum allowable operating pressure of transmission class pipe to meet federal rule requirements. In August 2026, Columbia of Ohio filed an unopposed Stipulation with PUCO Staff agreeing to a reduction of its PHMSA IRP Rider Capital to $186.9 million for calendar year 2027. An order from the PUCO ruling on this application is anticipated in the fourth quarter of 2026. In October 2026, Columbia of Ohio filed an unopposed stipulation which includes recovery of $222.4 million of capital for Rider IRP and $188.9 million of capital for the CEP Rider.

NIPSCO filed a Gas TDSIC Plan (2026 - 2030) in December 2025. The petition is seeking recovery of new or replacement projects undertaken for the purpose of safety, reliability, system modernization, or economic development. The request includes $741.0 million of estimated capital, including indirect costs and AFUDC. In August 2026, NIPSCO filed a Petition for Reconsideration of the IURC's August 5 order denying the proposed Gas TDSIC Plan. Rather than seeking reconsideration of the original order, NIPSCO requested approval of the Rural Extensions Program, which represented direct capital of approximately $208.0 million of the proposed TDSIC Plan, excluding indirect costs and AFUDC, included in the TDSIC Plan. In October, the IURC denied NIPSCO’s Petition for Reconsideration of the Rural Extension Programs. In addition, in September 2026, NIPSCO filed a notice of appeal with the Indiana Court of Appeals.

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

Sources of Liquidity
The following table displays our liquidity position as of September 30, 2026 and December 31, 2025:

(in millions)	September 30, 2026	December 31, 2025
Current Liquidity
Revolving Credit Facility	$2,500.0	$2,500.0
Accounts Receivable Programs(1)	195.0	175.0
Less:
Commercial Paper	780.0	736.0
Letters of Credit Outstanding Under Credit Facility	25.0	25.0
Add:
Cash and Cash Equivalents	57.5	110.1
Net Available Liquidity	$1,947.5	$2,024.1
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to a financial covenant under our revolving credit facility, which requires us to maintain a debt to capitalization ratio that does not exceed 70.0%. As of September 30, 2026, the ratio was 51.3%.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and NIPSCO's credit ratings and ratings outlook as of September 30, 2026.
A credit rating is not a recommendation to buy, sell, or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating organization.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource	BBB+	Stable	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Stable	Baa1	Stable	BBB	Stable
Commercial Paper	A-2	Stable	P-2	Stable	F2	Stable
Certain of our subsidiaries have agreements that contain ''ratings triggers'' that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of September 30, 2026, the collateral requirement of approximately $154.2 million would be required in the event of a downgrade below investment grade. In addition to agreements with ratings triggers, there are other agreements that contain ''adequate assurance'' or ''material adverse change'' provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 770,000,000 shares, $0.01 par value, 750,000,000 are common stock and 20,000,000 are preferred stock. As of September 30, 2026, 479,602,650 shares of common stock were outstanding and no shares of preferred stock were outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Contractual Obligations. A summary of contractual obligations is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Since December 31, 2025, NIPSCO and GenCo have executed several capacity agreements and other agreements to support data center contracts. In addition, GenCo has exercised an option and intends to convert its ESA relating to the Tipton BESS Project to a BTA. Except for these items and our May and August 2026 debt issuances, there were no additional material changes from year-end during the nine months ended September 30, 2026. Refer to Note 8, "Long-Term Debt," and Note 14, "Other Commitments and Contingencies," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information regarding the EPC Contracts and equipment supply contracts.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters
Rate Case Actions

The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts:

(in millions)
Company	Approved ROE	Requested Incremental Revenue	Approved Incremental Revenue	Filing Date	Rates Effective
Approved Rate Cases
Columbia of Pennsylvania	10.00%	$110.4	$55.6	March 20, 2025	January 2026
Columbia of Maryland	9.80%	$10.7	$7.8	September 24, 2024	April 2025
Columbia of Kentucky	9.75%	$23.8	$14.3	May 16, 2024	January 2025
Columbia of Virginia(1)	9.75%	$37.2	$28.2	April 29, 2024	October 2024
Columbia of Ohio	9.60%	$221.4	$68.3	June 30, 2021	March 2023
NIPSCO - Gas(2)	9.75%	$161.9	$120.9	October 25, 2023	August 2024
NIPSCO - Electric(3)	9.75%	$368.7	$257.0	September 12, 2024	July 2025
Pending Rate Cases
Columbia of Virginia(4)	In Process	$64.4	In Process	May 7, 2026	October 2026 & 2027
Columbia of Kentucky	In Process	$28.8	In Process	May 20, 2026	January 2027
Columbia of Ohio(5)	In Process	$351.3	In Process	October 19, 2026	January 2028, 2029 & 2030
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
(4)The requested incremental revenue under the multi-year rate plan is $49.4 million and $15.0 million for rate years ending September 30, 2027 and 2028, respectively, with rates effective October 2026 on an interim basis subject to refund and October 2027, respectively.
(5)The requested incremental revenue under the three-year rate plan is $158.8 million, $103.2 million, and $89.3 million for rate years ending December 31, 2028, 2029, and 2030, respectively, with rates effective for January billing cycle of each respective year.
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

Physical Climate Risks. Climate change may increase the frequency and severity of extreme weather events, which could materially impact our facilities, energy sales, and operating results. While the timing and magnitude of these events are difficult to predict, we routinely assess physical risks, including climate-related risks, across our business. More extreme temperature fluctuations, stronger storms, flooding, and changing precipitation patterns that affect river and lake levels are among the weather-related factors most likely to influence our operations. Physical climate risks are continually evaluated and incorporated into operational planning, investment decisions, and long-term asset management strategies.

Transition Climate Risks and Opportunities. We actively engage with and monitor the impact that proposed legislative and regulatory programs related to GHG emissions, at both the federal and state levels, would have on our business.

In September 2026, the EPA undertook two key regulatory actions affecting GHG emission regulations for the electric power sector. First, the EPA finalized a rule repealing key portions of the 2024 Carbon Pollution Standards for power plants, including requirements for carbon capture and storage ("CCS") and natural gas co-firing at certain existing coal plants and CCS at new baseload natural gas plants that would have taken effect on January 1, 2030, and January 1, 2032, respectively. This action will remove a regulatory constraint that would have significantly impacted planned NIPSCO and GenCo gas generation, allowing customers to avoid approximately $675 million in additional cost as contemplated through the 2024 Plan. Second, the EPA proposed a separate rule to repeal all remaining power-sector GHG emissions standards, including capacity factor limits for new simple cycle turbines. The impact of this proposal is being assessed.

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
Net Zero Goal. In November 2022, we announced a goal of net zero GHG emissions by 2040 covering both Scope 1 and Scope 2 GHG emissions. We are evaluating the timing of this goal. Our Net Zero Goal builds on GHG emission reductions achieved to-date and will be pursued primarily through the continuation and enhancement of existing programs, such as retiring and replacing coal-fired electric generation with low- or zero-emission electric generation, ongoing pipe replacement and modernization programs, and deployment of advanced leak-detection technologies. In addition, we intend to advance other low- or zero-emission energy resources and technologies, which may include hydrogen, renewable natural gas, long-duration storage, and/or deployment of carbon capture and utilization technologies, if and when these become technologically and economically feasible. Carbon offsets and renewable energy credits may also be used to support achievement of our Net Zero Goal. As of the end of 2025, we had reduced Scope 1 GHG emissions by approximately 70% from 2005 levels.
Our GHG emissions projections and Net Zero Goal are subject to various assumptions that involve risks and uncertainties, and did not include any assumptions related to data center development and associated load growth. Our Net Zero Goal will require supportive regulatory and legislative policies, favorable stakeholder environments and advancement of technologies that are not currently economically or technologically feasible to deploy at scale, as well as execution of our business plan. Our actual results or ability to achieve our Net Zero Goal, including by 2040, may differ materially.

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
Interest Rate Risk

We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $2.2 million and $6.4 million for the three and nine months ended September 30, 2026, respectively, and $1.8 million and $6.1 million for the three and nine months ended September 30, 2025, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future long-term debt issuances. From time to time we may enter into forward interest rate instruments to lock in long term interest costs and/ or rates.
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
Other Information
Critical Accounting Estimates

A summary of our critical accounting estimates is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes made as of September 30, 2026.

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
Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recently completed quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NiSource Inc.
PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 14, "Other Commitments and Contingencies - B. Legal Proceedings," in the Notes to the Condensed Consolidated Financial Statements (unaudited).
ITEM 1A. RISK FACTORS
Please refer to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Other than as set forth below, there have been no material changes to such risk factors. In connection with the additional data center contracts we have entered into since the fiscal year ended December 31, 2025 and developments in the data center industry generally since that time, we are providing updated risk factors relating to our data center operations and strategy risks, as set forth below. The following risk factors update and supersede the risk factors set forth under the heading “Data Center Operations and Strategy Risks” in Part I, Item 1A of our 2025 Form 10-K. For the avoidance of doubt, to the extent risk factors set forth in our 2025 Form 10-K contain cross-references to risk factors contained in the discussion of risks under the heading"Data Center Operations and Strategy Risks," such cross-references should be deemed to refer to the corresponding risk factors set forth below.

DATA CENTER OPERATIONS AND STRATEGY RISKS

Data center growth in our service territories, including a focus on northern Indiana, while providing growth opportunities that enhance our business strategy, provides significant financial, operational, and regulatory risks that must be effectively managed.

As we continue to evaluate new business opportunities presented by the data center development in our territories, including a focus on northern Indiana, we face a variety of challenges including accurately predicting future power needs of data centers due to rapidly changing technology and market dynamics, managing the potential power demand, generation sources, and transmission capabilities to meet potential load growth from any data center customer, financing the capital investment needed to build and maintain the necessary infrastructure to support data center development, obtaining permitting and siting approval for necessary infrastructure, managing the possible environmental impact of the potential increased power demand, and evaluating and complying with evolving regulations related to data center development.

Although the state legal and regulatory environment in Indiana is currently supportive of data center development, federal, state, and local governments are increasingly considering or adopting moratoria, permitting restrictions, reporting obligations, environmental and water-use standards, tax-incentive limitations, and other similar requirements applicable to data centers and other large electric loads. For example, in July and August 2026, the governors of New York and Texas implemented temporary moratoria restricting data center development in those states, and the governor of Pennsylvania issued an executive order placing significant constraints on data center development in that state. In addition, although at present NIPSCO’s service territory has not been significantly affected, a number of counties and municipalities in Indiana have passed or proposed moratoria or ordinances relating to data center development. If similar measures are adopted at a state level in Indiana or by counties or municipalities in NIPSCO’s service territory, or other jurisdictions in which we operate or may seek to develop generation or transmission assets, this could delay, condition, limit, or prevent the development of data center projects or related utility infrastructure, increase the cost of serving data center customers, or affect our ability to recover costs and earn expected returns. Even where such measures do not directly affect us or our service territories, they could reduce or redirect data center development activity (if such measures make our service territories less attractive for data center customers as compared to other jurisdictions), increase public and regulatory scrutiny of large-load service arrangements, and adversely affect the timing, scope, profitability, or viability of data center-related opportunities.

In addition, throughout the U.S., the data center industry has recently experienced numerous delayed, withdrawn or canceled projects as a result of permitting, financing, litigation, community opposition, water, air-quality, and other infrastructure constraints. These developments have affected data center projects announced by major hyperscaler companies, and they may make it more difficult for us to predict whether announced or anticipated data center load will materialize, when such load will commence, and whether customers will require the full amount of capacity initially expected.

Our Current Data Center Contracts require us to invest significant capital to develop generation sources and transmission capabilities before we receive the full return of on the capital invested, and it is likely that any future data center contracts we enter into similarly will require significant investment before receiving returns. Although our Current Data Center Contracts provide cost recovery mechanisms and termination payments, if our data center customers delay, reduce, cancel, or relocate their projects after we have incurred development, financing, procurement, construction, or other costs, we may be unable to

ITEM 1A. RISK FACTORS
NiSource Inc.

fully recover those costs, redeploy related assets, or earn our expected return, which could adversely affect our results of operations, cash flows, financial condition, credit metrics, and reputation.

For the reasons described above, among others, we face challenges in predicting the demand of potential data center customers in our service territories. It is possible that we may overestimate such demand, causing us to invest in generation and transmission assets in excess of those needed to serve data center customers. If we are not able to utilize such assets to serve other customers, this could negatively affect our reputation, cash flows, financial position and/or results of operations. We also may underestimate the potential demand of data center customers, in which case we may not be able to develop necessary generation and transmission assets within a timeframe that is acceptable to potential customers, resulting in the loss of potentially profitable opportunities. We must effectively manage these financial, operational and regulatory risks.

Our construction of the generation and transmission assets we develop to support our current and any future data center contracts involves significant risks. In addition, we are reliant on third parties to construct certain capacity resources related to our capacity agreements (such as ESAs, tolling agreements or similar agreements) that we expect to rely on for capacity to serve our data center customers. Construction delays, cost overruns or performance issues with any such assets could reduce our returns under our Current Data Center Contracts or other future data center contracts and could require us to obtain additional financing.

In connection with our Current Data Center Contracts and any future data center contracts, we expect to construct significant generation and transmission assets. Our ability to construct such assets in a timely manner and within budget is contingent upon many variables and subject to substantial risks. See Part I, Item 1A, "Risk Factors—Operational Risks—Our capital projects and programs subject us to construction and supply risks, and are subject to regulatory oversight, including requirements for permits, approvals and certificates from various governmental agencies” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for additional information. In addition to the factors discussed therein, the construction of generation, transmission, interconnection, and related infrastructure required to serve data center customers depends on the timely availability of specialized equipment and materials, including natural gas turbines, transformers, substation equipment, transmission equipment, batteries, battery components, critical minerals, steel, copper, and other grid equipment. Market-wide demand from data centers, utilities, industrial electrification, renewable generation, and other infrastructure projects has contributed to extended lead times, cost increases, and limited production slots for key equipment. Tariffs, trade remedies, forced-labor enforcement, critical-mineral restrictions, geopolitical developments, and dependence on foreign supply chains may further increase costs, delay procurement, or limit availability of battery energy storage components, batteries, processed minerals, and other materials required for our projects. Moreover, any federal, state, or local legal or regulatory developments directly affecting us or our service territory could adversely affect our ability to construct the generation and transmission assets required to serve our customers in a timely manner and within budget.

Our return under our Current Data Center Contracts will be, and our return under any future data center contracts is expected to be, affected by our ability to construct, develop and place into service these assets on time or at all and consistent with initial cost estimates, as well as the performance of these assets once constructed and placed into service. Under certain of our Current Data Center Contracts, if the applicable generation and transmission assets our subsidiaries have undertaken to construct are delivered into service late or do not achieve certain other performance-related milestones, our counterparties would be entitled to liquidated damages, which would be offset against NIPSCO’s billings to its customers and reduce the rate of return earned under the applicable Data Center Contract. In addition, our actual costs to construct such generation and transmission assets may exceed the budgets contemplated by the applicable Data Center Contract, which could result from delays in construction or from other factors. For example, the target cost and project scope and schedule under our F-Frames EPC Contract are subject to change, and the target cost and schedule may exceed the amount and time initially planned for construction of the F-Frames CTs. Cost overruns in connection with any of the generation and transmission assets we develop to support our current and any future data center customers will need to be funded initially by us, either through our cash flows from operating activities or additional debt or equity financing. Although our ADS EPC Contracts and F-Frames EPC Contract provide certain protections against cost overruns under those contracts, and our Current Data Center Contracts provide certain protections against any excess costs not recoverable through the applicable EPC contracts, any recoveries from our EPC contractors and/or our data center customers would occur over an extended period of time (and may be subject to contractual dispute resolution frameworks). The need for us to fund these expenses in the first instance may reduce our ability to use our operating cash flows for other purposes or may require us to obtain additional debt or equity financing, which may not be available on favorable terms or at all. These costs, if incurred, could negatively impact our return under our Current Data Center Contracts or adversely affect our future results and financial condition. In addition, we expect that construction delays, performance shortfalls or cost overruns in connection with construction of generation and transmission assets supporting any future data center contracts could similarly have a negative effect on our return under such contracts and our financial condition.

In addition, certain of the capacity agreements we have entered into with third parties to provide capacity for our data center customers will be served by capacity resources to be constructed by the counterparties to these agreements. We will be reliant

ITEM 1A. RISK FACTORS
NiSource Inc.

on these third parties to construct these capacity resources effectively and on time, which may be subject to uncertainty. For example, AGP, which has agreed to develop and operate a 600 MWAC / 2,400 MWh stand-alone battery energy storage system under a tolling agreement, is a special purpose entity that will be required to provide certain credit support and will be required to obtain project financing to complete the project. It is expected that AGP’s assets relating to the project will be subject to security interests in favor of AGP’s financing counterparties. In order to perform under the tolling agreement, AGP also must obtain a satisfactory interconnection agreement and execute an EPC agreement. Although our capacity agreements generally entitle us to certain compensation if our counterparties fail to perform, our ability to recover compensation from our counterparties will depend on their financial strength and the existence of any competing claims on our counterparties’ assets (among other factors) and could take significant time to enforce (especially if disputes arise). A default by one of our counterparties under our capacity agreements could require us to obtain replacement capacity, which may take the form of market capacity purchases and/or bilateral capacity agreements, either of which may not may not be available on favorable terms, and may impair our performance under our Current Data Center Contracts, any of which could negatively impact our return under our Current Data Center Contracts or adversely affect our future results and financial condition.

We will be required to obtain significant additional financing in order to construct the generation or transmission assets we develop to support current and any future data center contracts. Such financing may not be available on favorable terms, if at all.

In order to finance the construction of the generation and transmission assets we develop to support our current and any future data center contracts, we expect to incur significant additional long-term debt and issue additional equity in NiSource, in addition to the financing we otherwise would seek to support investments in our existing businesses and refinance existing indebtedness. The NIPSCO Holdings II LLC Agreement and Generation Holdings II LLC Agreement will allow for additional capital contributions from affiliates of Blackstone to NIPSCO Holdings II and Generation Holdings II in connection with such Blackstone affiliates’ minority interest investments in those entities. In addition, we may consider other funding sources, structures, or partnerships such as JVs or off-balance sheet arrangements such as BTAs, as market conditions and strategic considerations evolve, or as may be necessary to support maintenance of our investment grade credit ratings. The amount of additional long-term debt or NiSource equity needed to support construction of the generation and transmission assets we develop to support our current and any future data center contracts could increase, potentially significantly, from our current expectations if we experience construction delays or cost overruns.

External factors such as inflation, monetary policy or other market conditions could impact our cost of borrowing and could make it more difficult to obtain the financing that is required to construct the generation and transmission assets we develop to support our current and any future data center contracts on favorable terms, or at all. The issuance of additional debt could negatively impact our credit ratings and overall cost of capital, which could in turn adversely affect our future results and liquidity. In addition, an economic downturn or uncertainty, market turmoil, changes in interest rates, changes in tax policy, challenges faced by financial institutions, or any negative investor sentiment toward us or the utilities industry or the cloud-computing, artificial intelligence and data center industry generally could adversely affect our ability to raise the necessary capital. For example, major cloud computing and artificial intelligence companies have announced raising hundreds of billions of dollars in debt and equity financing in 2026 and are expected to raise significant additional financing in connection with their planned capital expenditures in the coming years, which have been reported to exceed a trillion dollars. If investors’ perceived risk of investing in cloud computing and/or artificial intelligence infrastructure increases, or if investors seek to limit their exposure to these industries for any other reasons, investors may be less willing to invest in our debt and equity securities to the extent our operations are perceived as being related to the cloud computing and/or artificial intelligence industries. Reduced access to capital markets, increased borrowing costs, and/or lower equity valuation levels could jeopardize our ability to complete construction of the generation and transmission assets we develop to support our current and any future data center contracts on-time and within budget, and could reduce future earnings per share and cash flows. In addition, any rise in interest rates may lead to higher borrowing costs, which may adversely impact reported earnings, cost of capital and capital holdings.

Pursuit of our partnerships with our data center customers creates significant opportunity costs and reduces our strategic and financial flexibility in the near term.

We expect to incur significant indebtedness to fund our construction of the generation and transmission assets we develop to support our current and any future data center contracts. Doing so will reduce our ability to incur further indebtedness to pursue other strategic opportunities, such as partnerships with other large data center customers or strategic mergers and acquisitions, while at the same time maintaining our investment grade credit ratings, which may require us to rely to a greater degree on equity financing in connection with future data center contracts and also may increase our reliance on equity financing for future investments in our existing traditionally regulated utility business, each of which could lead to substantial dilution of our existing shareholders. In addition, our credit rating agencies consider the percentage of our business comprised of traditionally regulated utility operations in their analysis of our credit quality and determination of our downgrade thresholds.

ITEM 1A. RISK FACTORS
NiSource Inc.

In addition to these factors relating to our financing and credit ratings, our partnerships with our data center customers are expected to employ a significant amount of our existing excess transmission infrastructure, which will limit our ability to use these assets for other opportunities, including additional data center opportunities. Furthermore, effectively overseeing the construction and financing of the generation and transmission assets we develop to support our current and any future data center contracts has required and will continue to require significant time and attention of our management, which could detract from their oversight of our existing business and ability to pursue other strategic opportunities.

The return structure and risk profile of our Current Data Center Contracts and any future data center contracts will differ from those of NIPSCO’s traditionally regulated utility operations.

NIPSCO’s and GenCo’s operations under our Current Data Center Contracts will be, and under future data center contracts are expected to be, regulated by the IURC in a different way from the regulatory mechanisms applicable to NIPSCO’s historical operations, which affects the manner in which we recover our investment costs and earn a return on our investment. NIPSCO’s electric utility rates historically have been determined and approved in regulatory proceedings with the IURC based on an analysis of NIPSCO’s costs to provide utility service and a return on, and recovery of, NIPSCO’s investment in the utility business. Through the IURC rate-making process, retail rates may be adjusted over time, and NIPSCO may request additional revenue, in order to cover ongoing costs and investment and earn an adequate return.

In contrast, the terms of our Data Center Contracts were, and the terms of any future contracts with other data center customers are expected to be, determined through commercial negotiations. In the case of our Current Data Center Contracts, these terms include the charges that we receive from our data center customers, which are designed to allow us to recover the costs that we incur to construct and operate the generation and transmission assets we develop to support our current and any future data center contracts and otherwise to secure the capacity needed to serve these customers (including through capacity agreements such as PPAs, ESAs and tolling agreements) and earn a return, and provisions that may result in adjustments to those charges such as, among other factors, those relating to certain liquidated damages that we may owe certain of our data center customers in the event of construction delays or capacity shortfalls and the parties’ responsibility to share or pay for cost overruns, among other provisions. Although the terms of any future data center contracts we enter into may differ in certain respects from the terms of our Current Data Center Contracts, the terms of any future data center contracts (including the charges we receive from customers and any potential adjustments to such charges) will inform our ability to recover our investments and earn a return. These terms of our Current Data Center Contracts do not, and the terms of any future data center contract are not expected to, guarantee a specific overall rate of return, and the overall return we earn under our Current Data Center Contracts or any future data center contracts may ultimately be lower than that of NIPSCO’s traditional utility operations. The IURC has not and will not determine the commercial terms of our Current Data Center Contracts or any future data center contracts; however, the IURC is expected to maintain oversight under our Current Data Center Contracts and any future data center contracts to ensure NIPSCO provides reliable service to our data center customers and any future data center customers at just and reasonable rates. In order to recover our investment costs and earn our return under our Current Data Center Contracts and any future data center contracts, our subsidiaries must efficiently perform their own obligations and must look to our existing and any future data center customers (or, if applicable, any parent guarantor) to perform their obligations, rather than the IURC making use of its traditional rate-making process. In addition, under our Current Data Center Contracts, NIPSCO has direct contractual obligations to its data center customers to, among other things, construct certain generation and transmission assets to support our current data center customers and deliver committed electric capacity in fixed amounts by certain dates. We expect our subsidiaries to have comparable contractual obligations to customers in connection with any future data center contracts. If disputes arise with data center customers regarding provisions of a data center contract or payments to be made or actions to be taken thereunder, we may be significantly disadvantaged as a result of, among other factors, the significance of such contracts to us and the greater resources (financial and otherwise) available to the relevant customer. Any dispute or litigation with a data center customer could create significant demands on the attention of management and result in significant costs to us.

In addition, the IURC, through its review and approval of our Current Data Center Contracts and any future data center contracts, and the related PPAs between NIPSCO and GenCo, will have ultimate authority over the implementation of these agreements. In this context, we will need to continuously assess the applicability of ASC Topic 980 over the life of our Current Data Center Contracts and future data center contracts. It is possible that significant construction overruns, capacity shortfalls or other events that could result in NIPSCO or GenCo owing liquidated damages under our Current Data Center Contracts or any future data center contract could either preclude ongoing application of ASC Topic 980 or result in an immediate disallowance and impairment of the applicable generation and transmission assets we have developed to support the applicable data center contracts. In addition, early termination of a Data Center Contract or any future data center contract, as applicable, could result in such impairment and discontinuation of application of ASC Topic 980 with respect to the assets being constructed to serve the applicable data center contract, unless such assets can be used to support new or existing customers. If we incur significant costs that we are not able to recover from our current or any future data center customers (for example, greater than expected purchases of market capacity or operations and maintenance costs significantly exceeding those contemplated by an applicable

ITEM 1A. RISK FACTORS
NiSource Inc.

current or future data center contract), this also could discontinue the application of ASC Topic 980 to the applicable data center contract and related generation and transmission assets.

Our partnerships with our data center customers expose us to significant customer and industry concentration risk.

Our three existing data center customers will be significant customers of our electric utility operations. For example, at full ramp (expected in 2032), we expect to employ approximately 4,920MW of capacity (representing the generation resources we plan to construct, combined with contracted capacity) to serve our existing data center customers. By comparison, as of December 31, 2025, we owned generating resources representing approximately 3,967 MW of capacity and had PPAs providing for approximately 1,200 MW of capacity.

Although we anticipate expanding our base of data center customers, we expect the total number of data center customers we serve to remain relatively small by comparison to our current customer base. The concentration of business with a small number of customers in a single industry based on emerging technologies, including artificial intelligence and machine learning, presents several risks for us. Our data center customers’ technologies and their related business applications have developed rapidly in recent years and continue to develop. In addition, our customers’ data center and cloud computing businesses may themselves serve concentrated customers, such as “frontier” artificial intelligence companies, which may have developing and uncertain business models. We cannot predict the rate at which or the extent to which these emerging technologies will be broadly adopted or successful as business models. It is possible our customers will reduce their investment in these new technologies or abandon them entirely. Many factors, including those outside our and our customers’ control, could contribute to such a decision, including, for example: (i) any decrease or lessening of current cloud-computing or artificial intelligence demand trends, (ii) reports of significant financial or business difficulties at a “frontier” artificial intelligence company, (iii) adverse legal or regulatory developments (in Northern Indiana or elsewhere) with respect to data centers, cloud-computing or artificial intelligence, which could result, for example, from concerns with respect to the safety of artificial intelligence (which have led to recent statements and proposals from U.S. federal lawmakers calling for federal oversight and pauses in development of artificial intelligence models), environmental concerns (such as those relating to the sourcing of natural gas to power data centers or supplying water from local resources to cool data centers), or other factors, and which could negatively impact the demand for data centers, and (iv) any business downturns or weakening financial condition that our data center customers may experience (whether or not resulting from the foregoing factors). In addition, even if our data center customers do not decide to reduce or abandon their investments in data center technologies, it is possible they may seek to reduce or end their relationship with us. This could occur if, among other potential causes: (i) we experience construction delays, cost overruns or capacity shortfalls in connection with our construction of the generation and transmission assets we plan to construct to serve our data center customers, (ii) our data center customers encounter similar problems connection with constructing their data centers that we will serve, (iii) technological or other advances relating to the design and operation of data centers reduce the amount of electricity needed to power data centers (which reduction could be significant) or (iv) competing energy technologies that we are not able to offer become a preferred source of energy for powering data centers.

If, for any reason, one or more of our customers decide to reduce their investments in data centers generally or to reduce or end their relationship with us, it is possible such customer(s) could default under its contract with us. Our Current Data Center Contracts contain protections in the event of a customer default, including required termination payments designed to reimburse us for our costs related to the applicable data center contract and provide a return. However, it is possible disputes may arise in connection with termination payments. For example, a data center customer may dispute the existence of a customer default or the amount of a termination payment, or may assert that we are in default, among other tactics. If this were to occur, we may be significantly disadvantaged as a result of, among other factors, the significance of the applicable data center contract to us and the greater resources (financial and otherwise) available to the relevant customer.

In addition, ADS has the right to terminate the ADS Contract for convenience following certain notice periods and has a one-time option (exercisable no later than March 31, 2029) to reduce committed capacity under the ADS Contract by 1,200 MW commencing January 31, 2032. If ADS elects to terminate the ADS Contract during its initial term or reduce the committed capacity under the ADS Contract, we may not receive the full earnings we expect to receive over the life of the ADS Contract. Although the ADS Contract provides for reimbursement for our investment in the Contract Assets and related expenses in the event of a reduction in the committed capacity or early termination, the amount of any reimbursement is capped under the ADS Contract, with the amount of the caps being based on cost estimates determined as of signing. Furthermore, our ability to collect any reimbursable amounts will depend upon the willingness and ability of ADS or its parent guarantor to satisfy their payment obligations under the ADS Contract and related guarantee. Accordingly, we may not be able to recover our full investment, which may adversely affect our future results and financial condition.

Any future data center contracts our subsidiaries enter into may contain termination and/or capacity reduction provisions (which we expect would be accompanied by related reimbursement provisions), which would expose us to risks comparable to those described above.

ITEM 1A. RISK FACTORS
NiSource Inc.

If any of our data center customers defaults under, terminates or reduces capacity under its data center contract, we may not be able to replace such customer’s demand or otherwise fully utilize the assets constructed in connection with the such contract. We also may not receive the same level of return with respect to any alternative use of the assets we have constructed or contracted for to serve such customers. Any of such could adversely affect our future results, financial conditions and results of operations (the significance of which effect will be affected by the relative size of such contract and the costs we have incurred to develop resources supporting such contract).

In addition, as a result of our Current Data Center Contracts, and any further agreements we may sign with data center companies, our stock price may experience increased volatility as a result of factors outside our control. For example, our stock price may be negatively affected as a result of any actual or perceived slowdown in the adoption of artificial intelligence technology, the regulation or proposed regulation of such technology, or actual or perceived changes in the strategic or financial position of our data center customers, or “frontier” artificial intelligence companies more generally. The trading prices for shares of stock in a number of U.S. public companies operating or serving data centers have recently experienced significant volatility.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements

During the quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS
NiSource Inc.

(4.1)
Fourth Supplemental Indenture, dated as of August 18, 2026, between NiSource Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on August 18, 2026).

(4.2)	Form of 6.250% Fixed-to-Fixed Reset Junior Subordinated Notes due 2057 (incorporated by reference to Exhibit 4.2 to the NiSource Inc. Form 8-K filed on August 18, 2026).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Schema Document

(101.CAL)	Inline XBRL Calculation Linkbase Document

(101.LAB)	Inline XBRL Labels Linkbase Document

(101.PRE)	Inline XBRL Presentation Linkbase Document

(101.DEF)	Inline XBRL Definition Linkbase Document

(104)	Cover page Interactive Data File (formatted as inline XBRL, and contained in Exhibit 101.)

*	Exhibit filed herewith.
**	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission (the “SEC”) upon request

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	October 28, 2026	By:	/s/ Gunnar J. Gode
Gunnar J. Gode
Senior Vice President, Chief Accounting and Tax Officer (Principal Accounting Officer)